Form 10KSB
period 1995-12-31
INTERNATIONAL REALTY GROUP INC
filed 1996-09-11
CIK 887310

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-20180

                        INTERNATIONAL REALTY GROUP, INC.


Delaware                                                           62-1277260
- --------                                     --------------------------------
(State of incorporation)                 (I.R.S. Employer Identification Number)


                     111 Northwest 183rd Street, Suite 350
                             Miami, Florida,  33169
                                 (305) 944-8811


Securities registered under Section 12(b) of the Exchange Act: None. Securities registered under Section 12(g) of the Exchange Act: Common Stock par value $.001.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Revenues for the most recent fiscal year were $1,222,100.

The aggregate market value of shares of the registrant's voting stock held by non-affiliates as of December 31, 1995 is significantly below $25,000,000, although the exact amount is unavailable since there was no active market for the registrant's common stock. The aggregate number of shares of the registrant's voting stock held by non-affiliates as of December 31, 1995 is approximately 3,275,687.

As of September 9, 1996, there were 9,954,250 shares of the registrant's common stock outstanding.

                               TABLE OF CONTENTS





PART I                                                                    PAGE
- ------
ITEM 1.   Description of Business                                            2
ITEM 2.   Description of Property                                            5
ITEM 3.   Legal Proceedings                                                  6
ITEM 4.   Submission of Matters to a Vote of Security Holders                6


PART II
- -------

ITEM 5.    Market for Common Equity and Related Stockholder Matters          6
ITEM 6.    Management's Discussion & Analysis or Plan of Operations          6
ITEM 7.    Financial Statements                                             13
ITEM 8.    Changes in and Disagreements with Accountants on Accounting      13
           and Financial Disclosure

PART III
- --------

ITEM 9.   Directors and Executive Officers, Promoters and Control Persons;  13
ITEM 10.  Executive Compensation                                            14
ITEM 11.  Security Ownership of Certain Beneficial Owners and Management    16
ITEM 12.  Certain Relationships and Related Transactions                    16
ITEM 13.  Exhibits and Reports on Form 8-K                                  17

                                     PART I

ITEM 1:       DESCRIPTION OF BUSINESS

INTERNATIONAL REALTY GROUP, INC., together with its consolidated subsidiaries (the "Company"), currently is a provider of real estate consulting services. The Company's operations provide appraisal, valuation and other real estate and business consulting services on an international basis.

The Company was incorporated in Delaware on April 13, 1970 and operated under the name Bosco Resources Corporation until June 10, 1973, when it ceased operations after its assets were nationalized without compensation by the Libyan Government. The Company remained inactive until December 15, 1986 when it acquired all of the outstanding shares of APPRAISAL GROUP, INC. in exchange for 4,150,000 shares of common stock (after a 1 for 8 reverse split) and changed its name to APPRAISAL GROUP INTERNATIONAL INC. Subsequently, on August 10, 1989, the Company's name was changed to INTERNATIONAL REALTY GROUP, INC.

BUSINESS OPERATIONS

The Company operates through its domestic and foreign subsidiaries, which represented 44% and 56%, respectively, of total revenue in 1995. The Company's operating strategy is to market its professional services in the United States, Latin America, Europe, the Pacific Rim and other emerging markets. By emphasizing the Company as a boutique appraisal practice with the ability to perform the more complex and unique appraisal assignments on a domestic and international level, the Company believes it will continue to attract a superior client base providing above market service fees and income. In addition to its valuation practice, the Company's other activities, which during 1995 did not provide meaningful revenue, involve real estate brokerage and mortgage consulting services. Such other services could enhance the Company's operating capabilities as they are developed and marketed to the Company's client base.

APPRAISAL GROUP, INC.

Appraisal Group, Inc. is an appraisal and valuation company specializing in commercial real estate, machinery, equipment, business and residential appraisals. Founded by the Company's Chairman, Jack Birnholz, in 1957, Appraisal Group, Inc. operated in New Jersey from 1957 to 1974. From 1974 to the present, the subsidiary has been located in Miami, Florida.

Appraisals are performed on a domestic and international level, including recent engagements in Mexico, China, Lithuania, Estonia, Panama, and Hungary. It is estimated that 60% percent of appraisal revenue is derived from projects in the United States and 40% percent from international projects. Commercial properties such as office buildings, shopping centers, apartment complexes, hotels, resorts, golf courses, townhouses, condominiums, and warehouses constitute the bulk of Appraisal Group, Inc.'s business. Appraisal Group, Inc. also performs single family appraisals in order to fully service its clients. The appraisals are generally full narrative appraisals prepared in accordance with the Uniform Standards of Professional Appraisal Practice. A typical commercial appraisal is approximately 125 to 200 pages. The fee range for commercial appraisals is from $2,500 to $50,000 with an average fee of $5,500. The appraisals are utilized by governmental agencies, banks, institutions, property owners, developers and attorneys for a variety of purposes, including financing, insurance, portfolio analysis, litigation support, estate analysis and current market valuation. The residential appraisals are for the most part, completed on forms promulgated by the Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (FHLMC) and are less time consuming than commercial appraisals, with an average fee of $300.

Machinery and equipment appraisals are primarily performed at industrial and commercial facilities. Clients are typically governmental agencies, buyers or sellers of the facilities, persons seeking financing, trustees of estates and lenders. The typical machinery and equipment appraisal is a detailed valuation of either market value, replacement value or liquidation value, depending upon the purpose of the appraisal and the client's parameters. The fee for a typical machinery and equipment appraisal can range from $1,500 to $25,000, with an average fee of $3,200.

Business valuations have become an increasingly important marketing area. A business valuation analyzes the value of a company's present assets. The evaluation of a business utilizes different methods and techniques from the appraisal of real estate. A business valuation attempts to determine a company's goodwill value by determining if it generates income in excess of what is required to provide an acceptable rate of return to the owners. The range of fees for business valuations are $3,000 to in excess of $25,000 with an average fee of $5,000.

In connection with all facets of its valuation activities, Appraisal Group, Inc. performs litigation support services. Such services primarily consists of court testimony in federal and state courts, bankruptcy and estate proceedings and commercial litigation.

Except for salaries of the Chief Executive Officer, secretary and administrative staff, the staff of Appraisal Group, Inc. consists of independent contractors who accept assignments pursuant to negotiated fee arrangements. All appraisers must be licensed and certified real estate appraisers, pursuant to applicable law. In addition to the appraisers in the Miami office, the company contracts with other licensed and certified independent contractors on an as-assignment basis internationally.

Title XI of the Federal Financial Institutions Reform Recovery and Enforcement Act of 1989 ("FIRREA") effectively has regulated the appraisal profession. Under FIRREA, federally-insured financial institutions are required to use state licenses and certified appraisers. In connection with this statute, the Appraisal Foundation was formed to represent various appraisal organizations and is the parent organization of the Appraiser Qualifications Board and the Appraisal Standards Board.

The Appraisal Standards Board sets standards for contents and methodology of appraisals. Appraisal Group, Inc. appraisers perform their assignments in compliance with relevant provisions and regulations of both boards noted above as well as the Uniform Standards of Professional Appraisal Practice.

APPRAISAL GROUP INTERNATIONAL, RT.

Appraisal Group International, Rt. ("AGI Rt."), a Hungarian company is 75% owned by Stragix International, Inc. ("Stragix"), which is itself a wholly-owned subsidiary of the Company. The remaining 25% of AGI Rt. is owned by existing AGI Rt. management. See "Certain Relationships and Related Transactions". AGI Rt. is engaged in valuations of businesses, real estate, management, consulting, privatization management and trade brokerage in Central and Eastern Europe. AGI Rt. was originally formed on June 6, 1990 between Stragix and Novotrade Rt., a Hungarian company. On October 12, 1992, Stragix acquired Novotrade's 50% interest in AGI Rt. for cash, assumption of debt, and a note payable. See

"MANAGEMENT'S DISCUSSION AND ANALYSIS or PLAN OF OPERATION - Liquidity and Capital Resources."

AGI Rt. employs ten full-time employees (all Hungarian) consisting of administrative and staff consultants and in addition retains outside business consultants and appraisers on assignments as required. Using Budapest, Hungary as a base, AGI Rt. markets its services to other European countries. AGI Rt. utilizes the technical know-how and methodology of Appraisal Group, Inc. to appraise properties and business. The utilization of western appraisal technology brings credibility to valuations, presenting an area of conformity to investors in Central and Eastern Europe.

The majority of business of AGI Rt. has been the valuation of businesses and real estate, primarily for the State Property Agency, an agency of the Hungarian government and local city municipalities. In addition, AGI Rt. is an official court appointed liquidator. As court appointed liquidator, the Company is responsible to oversee the operational and financial integrity of the liquidating companies. Currently AGI Rt. is liquidating 130 separate companies on behalf of the court. As of December 31, 1995, AGI Rt. had on deposit $678,882 in restricted cash on behalf of the companies they were
liquidating.   AGI Rt. is reimbursed by the liquidating companies for its direct expense during the liquidation process and a "success fee" of approximately four to five percent of the net recovery upon liquidation of the company. The complete liquidation process for an individual company takes approximately two years.

COMPETITION

There is significant competition in the field of appraisals and real estate consulting services. Industry sources estimate that the appraisal service industry in the United States includes over 84,000 state licensed and certified appraisers in the United States. The Company's competition generally comes from three types of organizations; (i) "Big Six" accounting firms; (ii) multi-office appraisal firms; and (iii) small appraisal firms. A majority of the large accounting firms have appraisal departments. The name recognition of these large accounting firms provides such firms with a competitive advantage, however, the Company believes that their relatively high fees for services allow market penetration by firms such as the Company. All of the major accounting firms possess substantially greater financial and other resources that the Company. The most prominent United States multi-office appraisal firms are American Appraisal Company, Marshal & Stevens, Joseph Blake & Associates, Cushman & Wakefield and Valuation Consultants International Ltd. The majority of appraisal firms employ one to five appraisers who are primarily involved in residential appraisals, although some small firms do perform commercial appraisals. These firms may have lower overhead then the Company, however, they may lack the expertise to perform complex commercial appraisals and accept assignments on an international basis as the Company routinely does.

OTHER ACTIVITIES:

U. S. PROPERTY INVESTMENT & AUCTION, INC. ("U.S. PROPERTIES"), was organized in March 1987 and is a licensed Florida Real Estate Broker. The company provides to its foreign and domestic clients real estate brokerage and property management services.

IRG FINANCIAL SERVICES, INC. ("IRG FS") was organized in June 1992. The company provides financial consulting and mortgage loan packaging services to its foreign and domestic clients.

CAYE BOKEL LIMITED ("CAYE BOKEL") was organized on January 27, 1995, under the laws of the country of Belize. The Company owns 87 acres of undeveloped land on the Island of Caye Bokel, country of Belize, held for investment. See "Description of Property" and "Management's Discussion and Analysis or Plan of Operations - Liquidity and Capital Resources".

EMPLOYEES

The Company, as a whole, employs 16 full-time employees. In addition, the Company retains 21 independent contractors to perform professional services on a regular basis and additional independent contractors to perform professional services on an ad hoc basis. .

ITEM 2:       DESCRIPTION OF PROPERTY

The Company, or through its subsidiaries, currently is subject to two (2) leases for office facilities and owns two (2) properties held for investment.

The Company leases 3,308 square feet of office space located in Miami, Florida, which serves as the Company's corporate headquarters and its domestic operations. In addition, it leases 2,500 square feet of office space in
Budapest, Hungary, which is utilized by its foreign operations.   Both leases
are on a month-to-month basis. The Company's aggregate lease payments per month are approximately $4,000 .

The Company's' real estate properties include two (2) developed vacant lots totaling 1 acre located in Clear Lake Pines, La Grange, Texas, a second-home recreational development. The property has no mortgage nor encumbrances and there are no plans for development as the property is held for investment. The Company's second real estate property is an 87 acre parcel of undeveloped land on the Island of Caye Bokel, country of Belize. See "CAYE BOKEL, Management's Discussion & Analysis", contained herein. The property has no mortgage or encumbrances and is being held for investment purposes. Although the Company presently has no understandings or agreements with respect to the development of Caye Bokel management believes that the highest and best use for the property is a 250 unit hotel/villa destination resort with marina to attract both North and South American tourists interested in the sports fishing, scuba and other water sports activities available on the Barrier Reef the property is located adjacent to. Any development of the Caye Bokel property by the Company is contingent upon a determination by the Company that it has sufficient capital resources to meet the quantified development cost.

The Company's' real estate investment policy is to acquire both existing income-producing real estate properties to provide current income and cash flow and undeveloped properties to provide capital appreciation. The real estate policy is not subject to shareholder approval and does not restrict the Company to a particular type, size or geographic location for any such acquisitions or the number or amount of mortgages that my be placed on any one piece of property. The Company seeks to acquire properties that: (i) are significantly under-valued in relation to its market or type; (ii) where the properties debt can be restructured to provide enhanced cash flow; (iii) where a property is partially developed and can be acquired for a discount and the development completed and operated at above-average returns. At this time management believes there are a number of such opportunities in Mexico, the Caribbean and other South American countries. The Company may acquire its ownership through the direct purchase of the property or through the acquisition of the Common Stock or other equity securities of an entity whose primary activity is the operation or development of the real estate property. The Company may acquire its real estate acquisitions through the issuance of its Common Stock or the assumption of existing debt. In all instances the minimization of mortgage debt and debt service requirements will be a prime consideration to a particular property acquisition.

As noted elsewhere herein, the Company has consummated the acquisition of certain businesses and partnership interests with respect to certain real estate development projects with DSC, S.A. de C.V. and Hemisphere Developments Limited. For a summary description of the properties acquired by the Company pursuant to the transaction with DSC and Hemisphere (the "Transaction"), please refer to "Subsequent Events" set forth below.

ITEM 3:       LEGAL PROCEEDINGS

There are no legal proceedings pending against the Company.

ITEM 4:       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.


                                    PART II

ITEM 5:       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The total trading volume for the year 1995 has been 9,500 shares trading at $.75 to $1.00 per share. The Company's Common Stock is available over-the-counter on the NASDAQ Electronic Bulletin Board under the symbol IRGR.

The Company has not declared any cash dividends during 1995. As of December 31, 1995, there were 897 holders of record of Common Stock, with 8,954,187 shares outstanding.

ITEM 6:       MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATION:

This discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto, included elsewhere herein. The historical financial data set forth below for the fiscal years ended December 31, 1994 and 1995 and as of the end of each of such periods have been derived from the audited financial statements.

RESULTS OF OPERATIONS:
YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     TOTAL REVENUE for the year 1995 decreased 8% from $1,328,200 in 1994 to $1,222,100 in 1995. Revenues from foreign operations increased 15% from $584,000 in 1994 to $690,800 in 1995. The increase in foreign revenue is attributed to consulting assignments awarded in 1995 by various Hungarian government agencies and municipalities, which had been postponed during the 1994 Hungarian national elections. Revenues from domestic operations decreased 20% from $744,200 in 1994 to $531,300 in 1995

     TOTAL OPERATING EXPENSES for the year 1995 decreased 4% from $1,586,100 in 1994 to $1,526,900 in 1995. Corporate General and Overhead Operating Expenses for the year 1995 were $246,900 versus $276,700, a decrease of $29,800 or 12%. Bad Debt Expense decreased 46% from $136,500 in 1994 to $73,300 in 1995. Of the 1995 Bad Debt expense, $19,000 is attributed to domestic operations and $54,300 to foreign operations. The Company's policy is to monitor collections on a continuing basis, and recognize such bad debt expenses in the period they occur. Direct expenses including the production of appraisal reports, appraisers' fees, travel, reproduction, photography and all related expenses increased 6% from $582,800 in 1994 to $620,800 in 1995. Included in direct expenses is approximately $30,000 of accounting, legal and auditing expenses incurred in the last quarter by the foreign subsidiary. These expenses are attributable to the foreign operations' activities on behalf of the Hungarian court, which are required in the final phase of the liquidation process.

     Interest expense increased $8,794 to $27,000 in 1995, an increase of $18,300. This increase is attributable to the foreign operations borrowing cost for short-term working capital requirements. Payroll and related benefits were consistent, between the periods, with $411,300 in 1994 to $415,700 in 1995. Of this amount, the Chairman and President accrued and deferred $169,400 of said 1995 payroll expense. Rent expense decreased from $79,700 in 1994 to $55,400 in 1995, a decrease of $24,300. The foreign operations benefited from the relocation of their offices and decreased operating cost. Amortization and Depreciation expenses were consistent between the periods.

LIQUIDITY AND CAPITAL RESOURCES:

Growth Strategy. The Company believes that substantial shareholder value can be created with the acquisition of real estate development and other income producing assets. Such acquisitions will produce a broader asset and income base for the Company. Management intends to focus on two areas of strategic acquisitions. The first area is real estate. The acquisition of income producing real property assets may provide current income and cash flow. Undeveloped properties may provide capital appreciation through their development and/or sale. See "Description of Property". The second area is the enhancement of its real estate consulting services through alliances or the acquisition of established geographically diverse valuation companies, especially North and South America. Such alliances or acquisitions can provide current income and assist the Company in identifying undervalued real estate opportunities in their respective local markets that can be capitalized on.
The Board of Directors is not restricted as to the type or size of assets to be acquired.

In conjunction with this growth strategy, on October 18, 1995, the Company finalized the acquisition of 87 acres of undeveloped land on the Island of Caye Bokel, country of Belize. The Company acquired the Caye Bokel property and a Note Receivable in exchange for an aggregate of 515,000 shares of the Company's Common Stock. Based upon the $.782 per share value of the Company's Common Stock, the Caye Bokel and the Note Receivable have been valued at $449,400. In addition, the Company has entered into agreements with DSC S.A. de C.V. and Hemisphere Developments Limited for the acquisition of certain development real estate assets. See "Subsequent Events" contained herein.

Cash Flow From Operations. The Company incurred for year-end December 31, 1995, a net loss of $359,800, while maintaining a positive cash flow from operations of $57,900 compared to a net loss of $221,700 and a deficient cash flow from operations of $84,400 in 1994.

Working Capital. The Company's current liabilities exceed its current assets by approximately $449,700. This excess in current liabilities consists principally of accrued officer's salaries amounting to approximately $375,900 and shareholder loans of approximately $26,700. The elimination of the related party current liability would reduce the working capital deficiency to approximately $47,100. The Company has limited external financing sources at this time and has relied principally on internal financing provided by its executive officers. External working capital has been provided to the Company's foreign operations through bank borrowings and to domestic operations in conjunction with the transaction with DSC. During 1995 the Company entered into a proposed transaction with Trinity Energy Corporation, which the Company terminated on September 30, 1995 when it determined Trinity was not in a position to consummate the proposed transaction as called for in their Agreement. Trinity advanced

$62,500 of working capital to the Company to cover transaction and other expenses of which $35,500 was charged to current operations.

Long-Term Debt. At December 31, 1995, Long-Term debt totaled $200,900 with $151,900 due during 1996. During 1995 the Company retired $30,900, plus accrued interest of debt in connection with the Company's 1992 acquisition of its foreign subsidiary. In addition, the Company retired $23,100 of debt in exchange for 50,000 shares of the Company's Common Stock, which had been previously issued. The current portion of Long-Term Debt due during 1996 consists of $89,400 at 7.25% interest, unsecured, used for the operations of the foreign subsidiary and DSC. DSC has loaned the Company $62,500 as of December 31, 1995 and an additional $107,500 to date, to reimburse the Company for expenses incurred in conjunction with the Transaction and working capital. The loans are collaterized by the Company's account receivable, are non interest bearing and are due on demand. The remaining Long-Term Debt consists of $49,000 to a related party.

Currency Risk. The Company's operating entities are not subject to direct currency conversion risks. The Company's primary operating entities provide consulting services to their clients in their own geographic locations. All consulting services performed by APPRAISAL GROUP, INC. based in Miami, Florida are reported and paid in U.S. dollars. Services provided by APPRAISAL GROUP INTERNATIONAL, RT. based in Hungary are reported in and paid in Hungarian forint. For reporting purposes foreign operations are converted from Hungarian forints (HUF) to $US at the end of each reporting period. The conversion rate of the HUF on December 31, 1994 and 1995 were 113.62 HUF and 139.81 HUF respectively. The Company does not employ any hedging techniques because the the cost to employ them outweighs any potential benefits. The impact of the currency risk has been to its capital investment not its operational revenues. From date of formation, June 6, 1990, to December 31, 1995 and 1994, the Company has recognized currency fluctuation losses of <$205,500> and <$184,100> respectively, as part of shareholder equity and investment in subsidiaries.

SUBSEQUENT EVENTS

GENERAL

On August 19, 1996, the Company consummated the proposed share exchange transaction with (i) DSC, S.A. de C.V. ("DSC"), a company organized under the laws of Mexico; and (ii) Hemisphere Developments Limited ("Hemisphere"), a company organized under the laws of the Isle of Man. As more fully described below, the share exchange transactions with DSC and Hemisphere will result in a change in the control of the Company that is expected to occur during the fourth quarter of 1996.

DSC TRANSACTION

Pursuant to the share exchange with DSC (the "DSC Transaction"), the Company acquired the following assets as of August 19, 1996 (the "Closing Date"): (I) DSC's 100 percent interest in Centro de Promociones Guerrero S.A. de C.V.; (ii) DSC's 75 percent interest in Clusters Inmobiliaria de Ixtapa, S.A. de C.V. ("Clusters Ixtapa"); (iii) a promissory note ("Clusters Note") in the principal amount of $5,625,000 from Clusters Ixtapa; and (iv) DSC's 30 percent interest in Nueva Tierra. Such assets acquired by the Company are collectively referred to herein as the "DSC Assets".

In exchange for the DSC Assets, the Company issued to DSC on the Closing Date 485,930 shares of the Company's common stock, par value $.001 per share (the "Common Stock") and a Convertible Promissory Note (the "DSC Note") in the principal amount of $29,673,658. The DSC Note is convertible into 37,945,854 shares of Common Stock.

The Company has the right to force the conversion of the DSC Note after the Company's Certificate of Incorporation has been amended to increase the number of authorized shares of Common Stock from 10,000,000 to 450,000,000. The increase in the authorized Common Stock will be approved by written consent executed by two stockholders of the Company, Jack Birnholz and Richard Bradbury, who jointly control a majority of the Common Stock of the Company. In accordance with the regulations of the Securities and Exchange Commission (the "Commission"). the Company intends to distribute an Information Statement to stockholders describing the stockholder action to increase the authorized Common Stock. See below under the caption "Information Statement". The Company anticipates that the authorized Common Stock will be increased and the DSC Note converted to Common Stock during the fourth quarter of 1996. In the event that the DSC Note is not converted prior to December 31, 1996, the DSC Note becomes immediately payable together with interest at a rate of five percent per year. The DSC Note is secured by the DSC Assets.

The DSC Transaction was consummated pursuant to the Second Amendment to Agreement, between the Company and DSC, dated July 31, 1996. The Second Amendment to Agreement modified and supplemented the First Amendment to Agreement, dated February 7, 1996, as described in the Company's Current Report on Form 8-K, dated February 28, 1996. The Second Amendment to Agreement modified and supplemented the original Agreement between the parties, dated October 6, 1995, as described in the Company's Current Report on Form 8-K, dated October 18, 1995. The Second Amendment, the First Amendment and the original Agreement are collectively referred to herein as the "DSC Agreement".

The original Agreement and the First Amendment contemplated the acquisition by the Company of Tropical Club Ixtapa S.A. de C.V., Impulsora Turistica de Occidente, S.A. de C.V., Tropical Club Isla Mujeres S.A. de C.V., Promocaribe, S.A. de C.V., DSC Casa Blanca, S.A. de C.V., and Pez Maya, S.A. de C.V.. The Company decided not to acquire such companies in the DSC Transaction because such companies and their assets are presently the subject of debt-related legal proceedings in Mexico. To the extent that in the future the Company is able to negotiate a restructuring of such debt with the banks and other debt holders, the Company may in the future consider acquiring such companies through a share exchange transaction or otherwise. Neither the Company, nor DSC, however, is presently involved in any such negotiations or has any understanding, agreement or arrangement with any with any such banks or debt holders for the debt restructuring or settlement of such debt.

In addition to the DSC Assets, the DSC Agreement also provides for the acquisition by the Company of DSC's 12.3 percent interest in Malecon S.A. de C.V. and DSC's 30 percent interest in Corporacion Inmobiliaria del Norte, S.A. de C.V. The acquisition of such interests by the Company is subject to the waiver of a right of first refusal by the majority stockholders of the respective companies and the clarification of any pledges of such minority interests to banks or other financial institutions. In the event that the Company proceeds with the acquisition of such assets, the Company will issue to DSC a convertible note (on terms similar to the DSC Note) in the principal aggregate amount of $2,600,855.

Pursuant to the DSC Agreement, DSC has loaned approximately $170,000 to the Company. Approximately $105,000 of the proceeds of such loans have been used by the Company for costs incurred in connection with the DSC Transaction and the balance has been used for working capital purposes. Such loans were repaid by the Company on the Closing Date through the reduction of account receivables due from DSC to the companies acquired. After the Closing Date, DSC has made advances in the approximate amount of $25,000 and may in the future make additional advances to the Company that will likewise be repaid through the reduction of such accounts receivables.

The shares of Common Stock issued to DSC on the Closing Date and upon conversion of the DSC Note have and will be issued by the Company in reliance on the exemption from registration under the Securities Act of 1933 provided by Regulation S. The DSC Agreement provides that the shares of Common Stock issued to DSC will be afforded certain demand and piggyback registration rights.

Pursuant to the DSC Agreement, John Day, Geoffrey Bell and Jack Birnholz resigned from the Company's Board of Directors on the Closing Date and the remaining members of the Board--Richard Bradbury and Alton Hollis--appointed Bernardo Dominguez C. (the President of DSC) to fill a vacancy on the Company's Board of Directors.

As required by the DSC Agreement, Messrs. Bradbury and Birnholz executed a proxy agreement on the Closing Date, pursuant to which DSC may vote the Common Stock held by such persons in order to effectuate the transactions contemplated by the DSC Agreement. The proxy agreement terminates upon the earlier of the Company's authorization to increase the Common Stock or December 31, 1996.

For purposes of the DSC and Hemisphere Transactions, the Common Stock has been valued at $.782 per share, based upon an agreed upon value of the Company and its subsidiaries of $7,000,000, divided by the 8,954,187 issued and outstanding shares of Common Stock. The agreed upon value of the Company is based upon the value of the Company's present operations ($1,500,000) and the Company's land on Caye Bokel, Belize (approximately $5,500,000, predicated on a land residual approach, assuming a 250 unit destination resort).

DSC ASSETS

The DSC Assets consist of: (i) 100 percent equity interest in Centro de Promociones Guerraro S.A. de C.V.; (ii) 75 percent equity interest in Clusters Ixtapa; (iii) a note receivable in the principal amount of $5,625,000; and
(iv) DSC's 30 percent interest in Nueva Tierra. For information regarding Nueva Tierra, see below under the caption "Hemisphere / Nueva Tierra Assets".

Centro de Promociones Guerraro S.A. de C.V. is a company formed under the laws of Mexico which owns land located in Acapulco, Mexico. The eight-acre, partially developed property is being held for investment or future development and is subject to a mortgage in the approximate amount of $659,508. The Company believes that all necessary licenses, permits, and governmental approvals have been obtained for the construction of residential housing on such property.

Clusters Ixtapa is a company formed under the laws of Mexico which owns land in Ixtapa on the Pacific coast of Mexico in the state of Guerrero. The 26-acre property is being held for investment or future development. Clusters Ixtapa has received loans in the principal amount of $23,007,000 (the "NAFIN Debt") from its lender, National Financiera, S.N.C. Bank ("NAFIN"). On December 29, 1995, Clusters Ixtapa, DSC and NAFIN entered into a restructuring plan with respect to the NAFIN Debt. Pursuant to this plan, DSC has assumed the NAFIN Debt in exchange for Clusters Ixtapa's payment of approximately $15,341,000 and DSC's payment of the difference. Such payment by DSC, as well as the repayment of certain other debt of DSC to NAFIN, will be made by the transfer from DSC to NAFIN of approximately 15,991,000 shares of the Company's Common Stock upon the conversion of the DSC Note. Pursuant to the DSC Transaction, the Company acquired from DSC a $5,625,000 debt obligation of Clusters Ixtapa on the Closing Date.

The DSC Assets have been valued at $30,053,655 for purposes of the DSC Transaction. Based upon the $.782 per share value of the Common Stock, the Company will issue an aggregate 37,945,854 shares of Common Stock as consideration for the DSC Assets

HEMISPHERE TRANSACTION

Simultaneously with the DSC Transaction, the Company consummated a share exchange transaction ("Hemisphere Transaction") with Hemisphere, a real estate investment business. Pursuant to the Hemisphere Transaction, the Company acquired from Hemisphere on the Closing Date all of the common stock of Newland Corporation ("Newland"), a Marshall Isles company, which owns 70 percent of the common stock of Nueva Tierra. As a result of the Hemisphere Transaction and the DSC Transaction, the Company owns 100 percent of the stock of Nueva Tierra. As more fully described below, Nueva Tierra owns a majority interest and is the general partner of four real estate Participating Associations, a form of limited partnership in Mexico: (I) Villas Del Carbon; (ii) Barra del Tordo;
(iii) Hacienda del Franco;  and (iv) Bahia de Cortes.

In exchange for the 70 percent interest in Nueva Tierra, the Company issued 514,070 shares of Common Stock to Hemisphere on the Closing Date and a convertible note (the "Hemisphere Note") in the principal amount of $32,120,440. The Hemisphere Note is identical in form to the DSC Note and is convertible into an aggregate of 41,074,732 shares of Common Stock. The shares of Common Stock issued to Hemisphere on the Closing Date and upon conversion of the Hemisphere Note have and will be issued by the Company in reliance on the exemption from registration under the Securities Act of 1933 provided by Regulation S. The Hemisphere Agreement provides that such shares of Common Stock will be afforded certain demand and piggyback registration rights.

The Hemisphere Transaction was consummated pursuant to the Amendment to Agreement between the Company and Hemisphere, dated July 31, 1996. The Amendment to Agreement modified and supplemented the original Agreement with Hemisphere dated February 7, 1996, as described in the Company's Current Report on Form 8-K, dated February 28, 1996. The original Agreement with Hemisphere also contemplated the acquisition of Las Arboledas, Ensenada Blanca, Playas de Brisa Mar, and El Quelele, which Participating Association the Company has elected not to acquire in the Hemisphere Transaction as a result of the completion of the Company's due diligence review of the transaction.

HEMISPHERE/NUEVA TIERRA ASSETS

Nueva Tierra, all of the stock of which the Company has acquired in the DSC and Hemisphere Transactions, has a majority interest in four real estate projects in Mexico, as set forth below.

Villas del Carbon is a residential development located in Villa del Carbon, State of Mexico in which Nueva Tierra has a 79 percent interest. The 25-acre property is partially developed and presently has a clubhouse, roads and utility lines to the property boundary. Development plans call for development of 180 home sites for sale to builders or individuals who wish to construct weekend country houses. Prior to the sale of home sites, development plans call for construction of electric lines water supply, storm water drain pipes and street lighting to each of the individual lots. The preliminary estimate to complete this project is approximately $1,700,000 in four stages. The first stage would require Nueva Tierra to obtain financing of $400,000. This property is not subject to any mortgage.

Barra del Tordo is a resort development project located in Barra del Tordo in the state of Tamaulipas, Mexico, in which Nueva Tierra has a 79 percent interest. The property consists of approximately 670 acres of land, including
3.5 kilometers of beachfront property facing the Gulf of Mexico. At present, construction of 24 condominiums is approximately 80 percent complete. Roads, sewers, waterlines and utilities have been constructed for these condominiums. Nueva Tierra had planned to complete the initial 24 condominiums at some point in the future when market conditions are appropriate; accordingly the project is being held for investment or future development. The property is subject to a mortgage in the amount of $3,490,298.

Hacienda del Franco is a residential development project located near Silao in the State of Guanajuato, in which Nueva Tierra has an 81 percent interest. The property consists of approximately 260 acres of land and includes a traditional colonial style hacienda. Roads on the property have been graded and there are utilities, sewers and water pipes on the property, which is being held for investment or possible development centered around the hacienda. The property is subject to a mortgage in the amount of $511,227.

Bahia de Cortes is a resort development project located in Baja California near La Paz, in which Nueva Tierra has a 78 percent interest. The property consists of approximately 3,080 acres of land including over five kilometers of beachfront property The property is not subject to any mortgage.

INFORMATION STATEMENT

Pursuant to the terms of the DSC and Hemisphere Agreements, the Company has agreed to diligently prepare an Information Statement describing this transaction and amend its Certificate of Incorporation to increase the number of authorized shares of Common Stock from its current level of 10,000,000 shares to 450,000,000 shares. Messrs. Birnholz and Bradbury, who jointly control more than a majority of the issued and outstanding Common Stock, have informed the Company that they will execute a written stockholder consent approving such amendment to the Certificate of Incorporation.

In accordance with regulations of the Commission, the Company will submit an Information Statement containing, among other things, information describing the DSC and Hemisphere Transactions including a description of the properties acquired by the Company as well as the Amendment to the Certificate of Incorporation to be approved by the written consent of two stockholders. After the staff of the Commission has completed its review of the Information Statement, the Company will mail a copy of the Information Statement to each stockholder. The Company intends to amend its Certificate of Incorporation with the State of Delaware as soon as possible after the expiration of the twenty day period following the mailing of the Information Statement to stockholders.

CHANGE IN CONTROL OF COMPANY

A change in control of the Company will occur upon the conversion of the DSC and Hemisphere Notes. At such time, DSC will own approximately 25 percent, Hemisphere will own approximately 47 percent, and NAFIN will own approximately 18 percent of the then outstanding Common Stock. As a result, any two of these companies acting in concert will be in a position to determine the outcome for the election of directors and thereby control the Company. The change of control is expected to occur during the fourth quarter of 1996. At such time approximately 88,974,773 shares of Common Stock will be issued and outstanding.

The Company intends to call a special meeting of the stockholders after the conversion of the DSC and Hemisphere Notes to elect three to five directors, proposed by DSC. The DSC

Agreement provides that Mr. Bradbury will enter into an employment agreement with the Company on terms similar to his present employment agreement with the Company.

ITEM 7:       FINANCIAL STATEMENTS

The Consolidated Financial Statements of the Company and Notes thereto are contained elsewhere herein.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. None.

                                    PART III

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Set forth below is a table, as of December 31, 1995, containing certain information concerning each executive officer and director of the Company followed by a brief summary of each person's business background.

Name                 Age  Position Held with the Company            Served Since
- ----                 ---  ------------------------------            ------------
Jack Birnholz        65   Chairman of the Board of Directors            1986
Richard Bradbury     52   Director, President & Chief Opr. Officer      1993
(*)Shirley Birnholz  64   Secretary                                     1986
Alton Hollis         69   Director                                      1986
Geoffrey Bell        53   Director                                      1990
John Day             62   Director                                      1993

(*) Shirley Birnholz is the wife of Jack Birnholz

Pursuant to the DSC and Hemisphere Transaction, simultaneous with Closing on August 19, 1996, Jack Birnholz, Geoffrey Bell, John Day and Shirley Birnholz submitted their resignations to the Board of Directors. The Board appointed Bernardo Dominguez C. to fill one of the vacancies and appointed Pablo Macedo to serve as the Company's Secretary. (See "Subsequent Events" contained herein).

BUSINESS BACKGROUNDS

     Jack Birnholz, has been, since December 15, 1986, Chairman and Chief Executive Officer of the Company. From 1974 through 1986, Mr. Birnholz was the President and the Chief Executive Officer of Appraisal Group, Inc. in Miami, Florida, a predecessor company. Mr. Birnholz was the 1988 American Chapter President of the International Real Estate Federation. In 1978 he was National President of the National Society of Fee Appraisers, and in 1990 the President of the Appraisal Section of the 52-nation International Real Estate Federation (FIABCI) headquartered in Paris. He is a senior member of the American Society of Appraisers, in both real estate and machinery and equipment evaluation also and is designated by the National Association of Realtors as a Certified International Property Specialist (CIPS). Further, Mr. Birnholz is accredited to testify as an expert in federal and state courts. Mr. Birnholz holds a Florida Real Estate Brokerage License, Mortgage Brokerage License, and is a State Certified General Appraiser. Mr. Birnholz holds a Bachelor of Science Degree from Rutgers University.

     Richard M. Bradbury has been a Director, President and Chief Operating Officer of the Company since March 1993. From 1987 to 1993, Mr. Bradbury served as Executive Vice President of J.S. Karlton Company, New York, where he was responsible for portfolio and financial management of the firm's office, industrial, apartment and retail real estate holdings. From 1985 to 1987, Mr. Bradbury was vice president of real estate for Marketplace Concepts, an off-price shopping center owner and developer. From 1982 to 1985, Mr. Bradbury was vice president of leasing for Commonwealth Development Corporation, a strip shopping center development company. From 1972 to 1982, Mr. Bradbury was treasurer, and then president, of Mid-Atlantic Builders, constructing low-cost and medium priced single family housing and small income producing properties. From 1969 to 1972, Mr. Bradbury held treasury function positions with Becton, Dickenson & Company and Associates Corporation of North America. Mr. Bradbury holds a Bachelor of Science Degree from the University of Charleston, and has served as adjunct professor of real estate at Lynchburg College, Lynchburg, Virginia.

     Shirley Birnholz, for the last eight years, has been employed by the Company in various administrative capacities.

     General Alton Hollis (USAF Retired), has been a Director of the Company since 1986. In 1981, Brigadier General Hollis retired from the US Air Force. General Hollis specialized in Military Intelligence including service in Vietnam. General Hollis is a graduate of Air War College. He attended Georgia Institute of Technology and received a Bachelor of Business Administration degree from the University of Georgia and holds a Master Degree in International Relations from Georgetown University. Since his retirement he has been operating a real estate brokerage and appraisal firm in Atlanta, Georgia.

     Geoffrey Bell, has been a Director of the Company since 1990. From 1980 to 1988 Mr. Bell was Managing Director of Tanglewood Valleys Pty. Ltd., an Australian company primarily engaged in development of resort property in Australia. In 1988, with a partner, he formed Next Century Pty., Ltd., which purchased the Tanglewood development in December of 1988. He is also Director and Founder of the International Golf Fund.

     John Day, has been a Directory of the Company since 1993. Since October 1992, Mr. Day has been Chairman of PCI Management Ltd., an insurance and re-insurance contact office in London, England. From February 1983 to 1992, Mr. Day was an insurance and re-insurance consultant with Cigna Corporation. Prior to 1983, Mr. Day held various senior management positions in the insurance and re-insurance brokerage and consulting industry. Mr. Day has been a member of Lloyds of London since 1976.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership in the Company's common stock and other equity securities of the Company. Executive officers, directors and persons who own more than 10% of a registered class of the Company's equity securities are required by the SEC regulation to furnish the Company with copies of all Section 16(a) forms they file with the SEC.

During 1995, the following persons did not file a report with respect to one transaction: Jack Birnholz, Richard Bradbury, Shirley Birnholz, Alton Hollis and John Day.

ITEM 10: EXECUTIVE COMPENSATION

The following table provides information concerning the compensation paid to persons who served as the Company's chief executive officer during the 1995 fiscal year and other executive officers of the Company who received salary and bonus in excess of $100,000 for the 1995 fiscal year



  NAME/POSITION    YEAR    SALARY    BONUS      OTHER      RESTRICTED   STOCK OPTIONS   LTIP    ALL OTHER
                                                ANNUAL      STOCK         OPTIONS

                                                COMP        AWARDS            $          PAYOUTS    COMP
- ----------------------------------------------------------------------------------------------------------
Jack Birnholz/CEO  1995  104,000(1)    0         0             2,500(1)        0           0         0
& Chairman
of the Board       1994  104,000(2)    0                     500,500(3)        0           0         0
                   1993    8,000(4)    0         0            0                0           0         0

NOTES:
(1)  Includes accrued and deferred salary of $86,700.
     On December 31, 1995 the Company awarded to Mr. Birnholz 2,500 shares of Common Stock in consideration for his services rendered in his capacity as Chairman of the Board at $.782 per share.
(2)  Includes accrued and deferred salary of $81,000.
(3) On December 31, 1994 the Company awarded to Mr. Birnholz 500,500 shares of Common Stock in consideration for services rendered in his capacity as Chairman of the Board and Chief Executive Officer. The Company is unable to calculate the dollar value of the such shares since there was no market for the Common Stock at the time of issuance.
(4) In 1993, Mr. Birnholz permanently waived $96,000 of salary as per his employment contract.


DIRECTORS COMPENSATION: Members of the Board of Directors are entitled to receive 500 Shares of Common Stock for each meeting attended. During 1995, 8,500 shares of Common Stock were issued for such service.





                     This section intentionally left blank.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1995, there were 8,954,187 shares of the Company's Common Stock. The following table sets forth the beneficial ownership of the Common Stock as of December 31, 1995 by: (i) each of the Company's Officers (named in
Item 10 hereof) and Directors, (ii) each person who is known by the Company to beneficially own more than 5% of the outstanding Common Stock, and (iii) all of the officers and directors as a group. Please refer to the caption "Subsequent Events" for a discussion of the securities acquired by DSC and Hemisphere after the period covered in this report.



NAME AND ADDRESS                             NUMBER OF SHARES OF      PERCENTAGE
OF BENEFICIAL OWNER                          BENEFICIAL OWNERSHIP      OF CLASS

Jack Birnholz  (1)
2221 NE 202 St., Aventura, Florida 33180         4,160,000              46.46%

Richard M. Bradbury  (1)
111 NW 183 St., #350, Miami, Florida 33169       1,253,000              14.00%

Shirley Birnholz  (3)
2221 NE 202 St., Aventura, Florida 33180           251,000               2.80%

Geoffrey Bell  (2)
Tanglewood, Bogangar NSW 2488, Australia             1,500                 (4)

Alton Hollis   (2)
4646 Norwalk Rd., Dunwoody, Georgia 30338           11,500                 (4)

John Day  (2)
36-38 Fenchurch St., London EC3M 3DQ  U.K.           1,500                 (4)

ALL OFFICERS AND DIRECTORS
AS A GROUP  (6 PERSONS)                          5,678,500              63.42%

(1) Indicates an Officer and Director of the Company
(2) Indicates a Director of the Company
(3) Indicates an Officer of the Company
(4) Represents less than one percent of class

ITEM 12:      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no related party transactions between any officer or director which involved the Company or any of its subsidiaries, except, on June 30, 1995, the Board of Directors of APPRAISAL GROUP INTERNATIONAL, RT., (AGI RT.) with the concurrence of its parent, Stragix International, Inc. authorized the sale of 25% of AGI RT. Common Stock to certain directors, officers and employees of the foreign subsidiary. AGI RT. authorized the sale of unissued Common Stock in exchange for marketable securities of other Hungarian corporations. The fair values of the marketable securities was based on the fair value of AGI RT. compared to the net equity of the companies in the exchange of securities.

ITEM 13:      EXHIBITS AND REPORTS ON FORM 8-K

(A) 1.   INDEX TO FINANCIAL STATEMENTS                                        PAGE
         -----------------------------                                        ----
         INTERNATIONAL REALTY GROUP - CONSOLIDATED FINANCIAL STATEMENTS

          Report of Independent Certified Public Accountants                   F-1
          Consolidated Balance Sheet as of December 31, 1995                   F-2
          Consolidated Statements of Operations for the years
              ended December 31, 1995 and 1994                                 F-3
          Consolidated Statements of Stockholders' Equity for
              the years ended December 31, 1995 and 1994                       F-4
          Consolidated Statements of Cash Flows for
              the years December 31, 1995 and 1994                             F-5
          Summary of Significant Accounting Policies                           F-7
          Notes to Consolidated Financial Statements             F-10 through F-23

    2.      EXHIBITS
            --------
            3.1  Articles of Incorporation of the Company, as filed with the
                 Secretary of State of the State of Delaware on April 13, 1970.
                 Incorporated herein by reference to Exhibit (b)1. to the
                 Company's May 5, 1992 Form 8.

            3.2 The Bylaws of the Company, as filed with the Secretary of State of the State of Delaware on April 13, 1970. Incorporated herein by reference to Exhibit (b)1. to the Company's May 5, 1992 Form
                 8.

            3.3  Agreement of Merger between Silverado Mining, Inc. and Bosco
                 Resources, Corp., dated April 15, 1970 as filed with the Secretary of State of the State of Delaware on April 13, 1970.
                 Incorporated herein by reference to Exhibit (b)3. to the Company's May 5, 1992 Form 8.

            3.4 Articles of Amendment and Restatement of the Articles of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on December 15, 1986.
                 Incorporated herein by reference to Exhibit (b)5. to the Company's May 5, 1992 Form 8.

            3.5 Articles of Amendment and Restatement of the Articles of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on August 10, 1989. Incorporated herein by reference to Exhibit (b)6. to the Company's May 5, 1992 Form 8.

            10.1 Agreement of Acquisition between Bosco Resources, Inc. and
                 Appraisal Group, Inc. Incorporated herein by reference to Exhibit (b)4. to the May 5, 1992 Form 8.

            10.2 Employment Agreement, dated January 1, 1992 between Jack
                 Birnholz and the Company. Incorporated herein by reference to Exhibit (b)7. to the May 5, 1992 Form 8.*

            10.3 Employment Agreement, dated January 1, 1992 between M.
                 Goldstein and the Company. Incorporated herein by reference to Exhibit (b)8. to the May 5, 1992 Form 8.*

                                       17

            10.4 Employment Agreement, dated March 1, 1993 and modified December
                 31, 1994 between Richard M. Bradbury and the Company, incorporated herein by reference to the exhibits in the 1994
                 Form 10-KSB, dated May 31, 1995.*

            10.5 Agreement between the Company and DSC, S.A. de C.V.
                 incorporated herein by reference to the exhibit on the Company's October 6, 1995 Form 8-K.

            21.1 The following table sets forth, as of December 31, 1995 the name of each subsidiary of the Company's percentage ownership and each jurisdiction of incorporation of the subsidiary:



                                              DATE OF        STATE OF COUNTRY OF
NAME OF SUBSIDIARY            OWNERSHIP    INCORPORATION        INCORPORATION
- ------------------            ---------    -------------        -------------
The Appraisal Group, Inc.        100       August 21, 1974       Florida
U.S. Properties Investment
& Auction, Inc.                  100        March 31, 1987       Florida
Appraisal Group Int'l., Inc.     100         July 7, 1989        Florida
Stragix Int'l., Inc.             100        April 1, 1990        Florida
Appraisal Group Int'l., Rt.       75         June 6, 1990        Hungary
IRG Financial Services, Inc.     100        June 15, 1992        Florida
Caye Bokel Limited               100       January 27, 1995       Belize

            27.1 Financial Data Schedule (for SEC use only)


*Denotes a management contract or compensatory plan or arrangement.


(B) REPORTS ON FORM 8-K

            The Company filed with the Securities and Exchange Commission the following report on Form 8-K during the last quarter of the period covered by this Report.

            October 6, 1995 Agreement by and between the Company and DSC, S.A. de C.V., acquisition of Caye Bokel property and termination of the proposed Trinity Energy Corporation Agreement.

               INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

                          INDEPENDENT AUDITORS' REPORT

                                      AND

                       CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1995 AND 1994

               INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES
                     YEARS ENDED DECEMBER 31, 1995 AND 1994




                                    CONTENTS


                                                              PAGE



Independent auditors' report                                    1

Consolidated financial statements:

 Consolidated balance sheets                                    2

 Consolidated statements of operations                          3

 Consolidated statements of shareholders' equity                4

 Consolidated statements of cash flows                        5 - 6

 Summary of significant accounting policies                   7 - 9

 Notes to consolidated financial statements                  10 - 23

HIXSON, MARIN, POWELL & DE SANCTIS, P.A. CERTIFIED ACCOUNTANTS
DAVID L. HIXSON, C.P.A. - RAYMOND F. MARIN, C.P.A. - DONALD F. POWELL, C.P.A. - PETER V. DE SANCTIS, C.P.A.

18100 N.E. 16TH AVENUE                                        3300 PGA BOULEVARD
NORTH MIAMI BEACH, FL 33162                             GARDENS PLAZA, SUITE 810
DADE: (305) 944-7001                               PALM BEACH GARDENS, FL. 33410
BROWARD: (305) 920-1311                                           (407) 624-5700
FAX: (305) 944-6637                                          FAX: (407) 624-5702

RESPOND TO [ ]                                                    RESPOND TO [ ]

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
International Realty Group, Inc. and Subsidiaries
North Miami Beach, Florida

We have audited the accompanying consolidated balance sheets of International Realty Group, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Appraisal Group International, RT, a subsidiary, which statements reflected total assets of $232,600 and $373,000 ($911,500 less $678,900 and $1,653,000 less $1,290,000 of trust assets not deemed assets of the subsidiary) as of December 31, 1995 and 1994, respectively, and total revenues of $690,800 and $584,000, respectively, for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Appraisal Group International, RT, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provides a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the 1995 and 1994 consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Realty Group, Inc. and Subsidiaries, as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Hixson, Martin, Powell & De Sanctis, P.A.

North Miami Beach,
Florida

March 22, 1996

               INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1995 AND 1994


                         ASSETS

                                             1995          1994
Current assets:                           ----------     --------
  Cash and equivalents                    $   19,400     $ 33,300

  Accounts receivable, deemed
   fully collectible                         221,500      420,300

  Refundable income tax                       -             3,200


  Other current assets                        26,800       23,500



                                          ----------     --------
          Total current assets               267,700      480,300


Note receivable                               -            45,000


Marketable securities available for sale      34,700       -


Land held for investment                     481,000       31,600


Furniture, equipment and
 improvements                                205,900      209,600


Excess of cost over estimated fair
 value of net assets acquired                140,800      158,500


Other assets                                  51,800       39,800
                                          ----------     --------
                                          $1,181,900     $964,800
                                          ==========     ========



        LIABILITIES AND SHAREHOLDERS' EQUITY

                                                      1995          1994
Current liabilities:                              ----------     ---------
  Current portion of long-term debt               $  151,900     $ 145,000

  Accounts payable                                   134,900       171,000

  Accrued liabilities                                396,200       251,400

  Billings in excess of costs and estimated
   earnings on uncompleted contracts                   7,700        -

  Shareholders loans                                  26,700        -

  Income taxes payable                                -              3,500
                                                  ----------     ---------
          Total current liabilities                  717,400       570,900
                                                  ----------     ---------
Long-term debt, less current portion                  49,000        92,000
                                                  ----------     ---------
Liquidity and strategic planning,
 restatements, concentration of credit
 risk, commitments, transactions with
 related parties and trust assets
 (Notes 2, 3, 4, 8, 11 and 13)

Minority interest                                     35,300        -
                                                  ----------     ---------
Shareholders' equity:
  Common stock, $.001 par; authorized
   10,000,000 shares; 8,954,187 and
   7,898,112 common shares issued at
   1995 and 1994, respectively                         9,000         7,900

  Capital in excess of par                         1,053,400       597,000

  Cummulative translation adjustment                (203,500)     (184,100)

  Accumulated deficit                               (463,200)     (103,400)
                                                  ----------     ---------
                                                     395,700       317,400
  Less shares of common stock held
   in treasury, at cost                               15,500        15,500
                                                  ----------     ---------
                                                     380,200       301,900
                                                  ----------     ---------
                                                  $1,181,900     $ 964,800
                                                  ==========     =========

        Read the accompanying summary of significant accounting policies and notes to consolidated financial statements, both of which are an integral part of this consolidated financial statement.

                   INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                         YEARS ENDED DECEMBER 31, 1995 AND 1994


                                                   1995          1994
Revenues:                                       ----------    ----------
  Professional fees                             $1,024,600    $1,284,700
  Interest                                          95,000        29,600
  Other                                            102,500        13,900
                                                ----------    ----------
                                                 1,222,100     1,328,200
                                                ----------    ----------
Operating expenses:
  Amortization and depreciation                     87,800        90,400
  Bad debts                                         73,300       136,500
  Direct                                           620,800       582,800
  Interest                                          27,000         8,700
  Payroll and related benefits                     415,700       411,300
  Rent                                              55,400        79,700
  Selling, general and
   administration                                  246,900       276,700
                                                ----------    ----------
                                                 1,526,900     1,586,100
                                                ----------    ----------
Loss before other deductions, provision
 for income taxes and minority interest           (304,800)     (257,900)

Other deductions                                   (51,500)       -
                                                ----------    ----------
Loss before provision for income taxes
 and minority interest                            (356,300)     (257,900)
                                                ----------    ----------
Provision for income taxes (benefit):
  Current, including foreign taxes
   (1995, $2,900; 1994, $6,000)                      2,900         2,800
  Deferred                                          -            (24,000)
                                                ----------    ----------
                                                     2,900       (21,200)
                                                ----------    ----------
Loss before minority interest                     (359,200)     (236,700)

Minority interest                                      600        -
                                                ----------    ----------
Net loss                                        $ (359,800)   $ (236,700)
                                                ==========    ==========

Loss per share of common share:                 $    (0.04)   $    (0.04)
                                                ----------    ----------

Weighted average common shares                   8,324,395     6,546,934
                                                ==========    ==========


        Read the accompanying summary of significant accounting policies and notes to consolidated financial statements, both of which are an integral part of this consolidated financial statement.

               INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                                                                   Retained
                                                       Common stock        Capital in  Cummulative Earnings       Treasury Stock
                                                     ------------------    Excess of   Translation Accumulated  ------------------
                                          Total       Shares     Amount       Par      Adjustment  Deficit)     Shares     Amount
                                        ---------    ---------   ------   ----------   ----------  ---------    -------   --------
Balance, beginning, as previously
 reported                               $ 605,200    6,530,612   $6,500   $  421,400   $(161,100)  $ 353,900     17,500   $(15,500)

Cummulative effect of restatement
 for amortization of intangibles
 ($45,000) and contribution of
 accrued officers salaries to
 capital in excess of par ($175,600)      (45,000)       -        -          175,600      -         (220,600)    -          -
                                        ---------   ----------   ------   ----------   ---------   ---------   --------   --------
Balance, beginning, as restated           560,200    6,530,612    6,500      597,000    (161,100)    133,300     17,500    (15,500)


Add (deduct):
  Currency translation adjustment         (23,000)       -        -           -          (23,000)     -          -          -

  Common stock issued                       1,400    1,367,500    1,400       -           -           -          -          -

  Net loss                               (236,700)       -        -           -           -         (236,700)    -          -
                                        ---------   ----------   ------   ----------   ---------   ---------   --------   --------

Balance, December 31, 1994                301,900    7,898,112    7,900      597,000    (184,100)   (103,400)    17,500    (15,500)

Add (deduct):
  Currency translation adjustment         (19,400)       -        -           -          (19,400)     -          -          -

  Common stock issued                     457,500    1,056,075    1,100      456,400      -           -          -          -

  Net loss                               (359,800)       -        -           -           -         (359,800)    -          -
                                        ---------   ----------   ------   ----------   ---------   ---------   --------   --------

Balance, ending                         $ 380,200    8,954,187   $9,000   $1,053,400   $(203,500)  $(463,200)    17,500   $(15,500)
                                        =========   ==========   ======   ==========   =========   =========   ========   ========



        Read the accompanying summary of significant accounting policies and notes to consolidated financial statements, both of which are an integral part of this consolidated financial statement.

               INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                                    1995                                   1994
Cash flows from operating activities:                   ----------------------------           ----------------------------
  Sources of cash:
    Clients and other                                   $ 1,230,400                            $ 1,035,600
    Interest                                                102,700      $ 1,333,100                10,600      $ 1,046,200
                                                        -----------                            -----------
  Uses of cash:
    Cash paid to:
      Direct costs                                          656,900                                541,300
      Operating                                             343,300                                347,300
      Payroll and related benefits                          244,300                                228,800
      Interest                                               27,500                                  7,200
      Income taxes                                            3,200        1,275,200                 6,000        1,130,600
                                                        -----------      -----------           -----------      -----------
  Cash provided by (used-in) operating activities                             57,900                                (84,400)
                                                                         -----------                            -----------
Cash flows from investing activities:
  Uses of cash:
    Acquisition of equipment                                 21,500                                  7,100
    Real estate                                                 700                                  1,900
    Acquisition costs                                        43,900                                  -
                                                        -----------                            -----------
      Cash (used-in) investing activities                                    (66,100)                                (9,000)
                                                                         -----------                            -----------
Cash flows from financing activities:
  Sources of cash:
    Long-term debt                                           62,500                                134,000
    Shareholders loans                                       26,700           89,200                 -              134,000
                                                        -----------                            -----------
  Uses of cash:
    Payment of:
      Long-term debt                                         75,500                                107,200
      Shareholders loans                                      -               75,500                 6,600          113,800
                                                        -----------      -----------           -----------      -----------
      Cash provided by financing activities                                   13,700                                 20,200
                                                                         -----------                            -----------
Effect of exchange rates on cash and equivalents                             (19,400)                               (23,000)
                                                                         -----------                            -----------
Decrease in cash and equivalents                                             (13,900)                               (96,200)

Cash and equivalents, beginning                                               33,300                                129,500
                                                                         -----------                            -----------
Cash and equivalents, ending                                             $    19,400                            $    33,300
                                                                         ===========                            ===========


        Read the accompanying summary of significant accounting policies and notes to consolidated financial statements, both of which are an integral part of this consolidated financial statement.

              INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   YEARS ENDED DECEMBER 31, 1995 AND 1994


                                                        1995           1994
                                                     ---------      ---------
Reconciliation of net loss to cash provided
 by (used-in) operating activities:

Net loss                                             $(359,800)     $(236,700)
                                                     ---------      ---------
Adjustments to reconcile net loss to cash
 provided by (used-in) operating activities:

  Amortization and depreciation                         87,800         90,400

  Minority interest                                        600          -

  Common stock issued as compensation                   32,100          1,400

  Changes in assets and liabilities:
    Accounts receivable                                198,800       (131,500)
    Refundable income tax                                3,200          3,200
    Other current assets                                (3,300)        (9,900)
    Accounts payable                                   (36,100)        32,500
    Accrued liabilities                                145,400        196,600
    Costs in excess of billings                          7,700          -
    Income taxes                                        (3,500)         -
    Deferred tax liability                               -            (24,000)
    Other                                              (15,000)        (6,400)
                                                     ---------      ---------
                     Total adjustments                 417,700        152,300
                                                     ---------      ---------
Cash provided by (used-in) operating activities      $  57,900      $ (84,400)
                                                     =========      =========
Supplemental schedule of non-cash activities:
  Operating activities:
    Common stock issued as compensation              $  32,100      $   1,400
                                                     =========      =========
    Furniture and equipment in exchange for
     accounts receivable                             $  15,000
                                                     =========
  Investing activities:
    Common stock issued in exchange
     for real property                               $ 401,700
    Reduction of note receivable in
     exchange for real property                         45,000
                                                     ---------
                                                     $ 446,700
                                                     =========
  Financing activities:
    Common stock issued in exchange for
     cancellation of long-term debt                  $  23,100
                                                     =========

        Read the accompanying summary of significant accounting policies and notes to consolidated financial statements, both of which are an integral part of this consolidated financial statement.

                INTERNATIONAL REALTY GROUP, INC AND SUBSIDIARIES
                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                     YEARS ENDED DECEMBER 31, 1995 AND 1994



BASIS OF ACCOUNTING:
  International Realty Group, Inc, (the Company) prepares its financial statements in accordance with generally accepted accounting principles. This basis of accounting involves the application of accrual accounting; consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. Financial statement items are recorded at historical cost and may not necessarily represent current values.


MANAGEMENT ESTIMATES:
  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Those estimates that are considered significant to the accompanying consolidated financial statements include the per share value used in the acquisition of various investments.


FAIR VALUE OF FINANCIAL INSTRUMENTS:
  Financial instruments which include cash and equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the financial statements at fair values. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, debt is stated at their fair values.


PRINCIPLES OF CONSOLIDATION:
  The consolidated financial statements include the accounts of International Realty Group, Inc. and all material subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.


REVENUE RECOGNITION:
  Service revenues are recognized on the percentage of completion method of accounting. Percentage of completion is determined by reference to the extent of contract performance, future performance and costs incurred. Costs and estimated earnings in excess of billings on uncompleted contracts are reported as unbilled receivables. Billings in excess of costs and estimated earnings on uncompleted contracts are reported as deferred revenues. Contracts in process are reviewed quarterly and revenues are adjusted in current accounting periods based on revisions. Provisions for estimated losses on contracts are recorded when identified. Substantially all service contracts have been short term.

                INTERNATIONAL REALTY GROUP, INC AND SUBSIDIARIES
             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1995 AND 1994



CASH AND EQUIVALENTS:
  The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.


FOREIGN CURRENCY TRANSLATION:
  Adjustments for currency exchange rate changes are excluded from net income for those fluctuations that do not impact cash flow. All assets and liabilities of operations outside the United States are translated into United States dollars at period-end exchange rates. The Hungarian exchange rate used for the years ended December 31, 1995 and 1994 was H$139.81 and H$113.62, respectively. Temporary gains and losses resulting from translation, if material, are reflected as currency translation adjustments in shareholders' equity. Permanent adjustments are reflected in the consolidated statements of operations.


INVESTMENTS:
  Investments in equity securities are classified as either trading securities or available for sale securities. The net unrealized holding gains and losses for trading securities would be included in earnings. There were no trading securities during the periods. Equity securities have been categorized as available for sale and, as a result, are stated at fair value. Any unrealized gains and losses would be reported as a separate component of shareholders' equity. There were no unrealized gains and losses at the balance sheet date.


FURNITURE, EQUIPMENT, IMPROVEMENTS, DEPRECIATION AND AMORTIZATION:
  Furniture, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives as follows:

                                                 Estimated Useful Lives
                                                        (In years)
                                                 -----------------------
       Furniture and equipment                          10 years
       Leasehold improvements                           10 years
       Library                                           7 years

                INTERNATIONAL REALTY GROUP, INC AND SUBSIDIARIES
             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1995 AND 1994





FURNITURE, EQUIPMENT, IMPROVEMENTS, DEPRECIATION AND AMORTIZATION (CONTINUED):
  Repairs, maintenance and renewals are charged to operations as incurred, and expenditures for significant betterments and renewals are capitalized.

  The cost of fixed assets retired or sold, together with the related accumulated depreciation, are removed from the appropriate asset and depreciation accounts, and the resulting gain or loss is included in net earnings.


EXCESS OF COST OVER ESTIMATED FAIR VALUE OF NET ASSETS ACQUIRED:
  The excess of cost over estimated fair value of net assets acquired is being amortized by the straight-line method over the estimated useful life of ten
  (10) years. The Company evaluates the amortization period of intangibles on an ongoing basis in light of changes in any business conditions and events or circumstances that may indicate the potential impairment of the intangible asset. The Company evaluates the historical and projected operating performance of acquired businesses, specific industry trends and general economic conditions to assess whether the remaining estimated useful life may warrant revision or that the remaining balance of the intangible assets may not be recoverable. If such factors, events or circumstances indicate that the value is impaired, the Company will provide for the decline in that period.


OTHER ASSETS:
  Other assets consist primarily of organizational costs which are stated at cost and are being amortized over a five year period using the straight-line method.


INCOME TAXES:
  Deferred income taxes are provided for temporary differences resulting from inclusion of income and expenses for financial reporting purposes in years other than when recognized for income tax purposes. Accordingly, deferred income taxes are provided for the temporary differences resulting from use of the cash method of accounting for income tax purposes and the accrual method of accounting for financial statement purposes.


RECLASSIFICATION:
  In order to facilitate comparison of financial information, certain amounts reported in the prior year have been reclassified to conform with the current year presentation.

                INTERNATIONAL REALTY GROUP, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1995 AND 1994


1.  ORGANIZATION AND BUSINESS:
      International Realty Group, Inc. was organized and incorporated under the laws of the State of Delaware on April 13, 1970. The Company provides commercial real estate and business valuations and appraisals both domestically and on an international basis.

      Wholly-owned subsidiaries of the Company are as follows except Appraisal Group International, RT which is 75% owned by Stragix International,
      Inc.:


                                   State or Country             Date of
            Company                of Incorporation          Incorporation
- ---------------------------------  ----------------          --------------
The Appraisal Group, Inc.             Florida                August 21, 1974

U.S. Property Investment and
 Auction, Inc.                        Florida                March 31, 1987

Appraisal Group International, Inc.   Florida                July 7, 1989

Stragix International, Inc.           Florida                April 1, 1990

Appraisal Group International, RT     Hungary                June 6, 1990

IRG Financial Services, Inc.          Florida                June 15, 1992

Caye Bokel, Limited                   Belize                 January 27, 1995


2.  LIQUIDITY AND STRATEGIC PLANNING:
      As reflected in the accompanying consolidated balance sheets, the Company's current liabilities exceed its current assets as of December 31, 1995 by approximately $449,700, which is an increase of $359,100 from 1994. Accrued officers salaries of approximately $375,900 and shareholders loans of approximately $26,700 are significant amounts of the working capital deficiency. If these related party items were not considered, the working capital deficiency would be reduced to approximately $47,100. For the year ended December 31, 1995, the Company reported positive cash flows from operations while reporting a net loss of $359,800. Subsequent to December 31, 1995, an additional $55,000 has been loaned to the Company as additional working capital. The Company has a significant investment in goodwill and other intangible assets, the recoverability of which is dependent upon the success of future operations.

      The Company has filed a Form 14C, Preliminary Information Statement, with the Securities and Exchange Commission. The purpose of the Information Statement is to disclose formal discussions regarding the Company's acquisition of interest owned by DSC, S.A. de C.V. and Hemisphere Development, Ltd. (DSC). If the proposed transaction were to be consummated, the controlling shareholder of DSC would be the controlling shareholder of the Company. The Company is in the process of notifying the Secretary of State of the State of Delaware of its intention to increase the authorized shares from 10,000,000 common shares to 450,000,000 common shares.

                INTERNATIONAL REALTY GROUP, INC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1995 AND 1994





2.  LIQUIDITY AND STRATEGIC PLANNING (CONTINUED):
      Under the proposal, the Company would acquire Clusters, S.A. de C.V. (Clusters), a wholly owned subsidiary of DSC. In addition, the Company would acquire DSC's 30% interest in Nueva Tierra, S.A. de C.V. (Nueva Tierra) and the remaining 70% interest of Nueva Tierra from Hemisphere Development Ltd. (Hemisphere). All acquisitions would be in exchange for the common stock of the Company. DSC, Clusters and Nueva Tierra are corporations organized under the laws of Mexico while Hemisphere is a corporation organized under the laws of the Isle of Man. The transaction has been valued at $88,651,100 (Clusters, $34,832,000; Nueva Tierra, $16,145,059; Hemisphere, $37,674,095), subject to adjustments at the date of closing. The Company would issue 113,364,647 shares of common stock valued at $.782 cents per share. Of the total shares to be issued, 65,188,055 will be issued to DSC, and 48,176,592 will be issued to Hemisphere. 15,991,049 of the shares issued to DSC will in turn be transferred to a financial institution to extinguish $12,505,000 of short-term debt owed by DSC. Costs associated with this transaction will be charged to shareholders' equity upon completion.


      The per share value of $.782 has been estimated by management as follows:


            a)   Caye Bokel:
                   Discounted forecasted cash flow
                   assuming a fully developed
                   destination resort.  Discounts
                   of 20% to 25% were used.                    $5,500,000

            b)   Valuation:
                   Management's valuation of the
                   domestic and foreign valuation
                   services, including liquidation fees.        1,500,000
                                                               ----------
                                                               $7,000,000
                                                               ==========


            Shares outstanding at valuation date                8,954,187
                                                               ==========

            Per share value                                    $     .782
                                                               ==========

                INTERNATIONAL REALTY GROUP, INC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1995 AND 1994





2.  LIQUIDITY AND STRATEGIC PLANNING (CONTINUED):
      After completion of the proposed transaction, the Company would expand its business operations from professional services into additional segments which would include:

           a)   Lodging
           b)   Development of commercial and
                 residential properties

      To assist the Company in accomplishing its strategic plans, DSC has advanced working capital loans to the Company. As of December 31, 1995, $62,500 was advanced. An additional $55,000 was advanced in 1996.

      During 1995, in a transaction which was previously disclosed, the Company was negotiating with Trinity Energy Corporation (Trinity). The negotiations were terminated by the Company after it determined that Trinity was not prepared or willing to consummate the proposed transaction. Costs incurred with the proposed transaction amounted to approximately $35,500 and were charged to current operations.


3.  ADJUSTMENTS TO OPENING BALANCE OF SHAREHOLDERS' EQUITY:
      The Company has restated retained earnings (accumulated deficit) for the correction of errors originating prior to 1994. The corrections result from changing the amortization of certain intangible costs from ten (10) years to five (5) years and the reclassification of officers payroll which had previously been accrued and subsequently contributed to capital. The effect of the restatement on shareholders' equity was a reduction of $45,000. Officers payroll in the amount of $175,600 was accrued during the year ended December 31, 1993. The officers waived payment of the accrued payroll and such amount was in turn treated as a contribution to the Company. As a result, capital in excess of par was increased and retained earnings were decreased by the same $175,600. The following table summarizes the restatement impact on net loss and net loss per share for the years 1994 and 1993:

                                              1994          1993
                                           ---------     --------
         Net loss, as previously reported  $(221,700)    $(11,300)
                                           ---------     --------
         Effect of restatement:
           Amortization                       15,000        15,000
           Payroll                                -        175,600
                                           ---------     ---------
                                              15,000       190,600
                                           ---------     ---------
         Net loss, as restated             $(236,700)    $(201,900)
                                           =========     =========

                                                                             12

                INTERNATIONAL REALTY GROUP, INC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1995 AND 1994





3.  ADJUSTMENTS TO OPENING BALANCE OF SHAREHOLDERS EQUITY (CONTINUED):


                                                  1995       1994
                                                 ------     ------
    Per share amounts as previously reported     $(0.03)    $ 0.00

    Effect of restatement                         (0.01)     (0.03)
                                                 ------     ------
    Per share amounts, as restated               $(0.04)    $(0.03)
                                                 ======     ======



4.  CONCENTRATION OF CREDIT RISK:
      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. During the year, the Company's account balances with financial institutions may exceed federally insured limits. Management regularly monitors their balances and attempts to keep this potential risk to a minimum by maintaining their accounts with financial institutions they believe are of good quality.

      A concentration of credit risk may exist with respect to accounts receivable. The Company has a large number of customers on which it performs ongoing credit evaluations and generally does not require collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon expected collectibility of all accounts receivable. Credit losses have been provided for in the consolidated financial statements.

      A significant portion of the Company's revenues consist of fees to major customers on credit. Net revenues in 1995 to major customers are as follows:

                             Amount     Percentage
                            --------    ----------
           Domestic:
            Customer A      $106,600      20.0%

           Foreign:
            Customer A      $552,600      80.0%


      Both customers are governmental agencies. There are no other customers which contribute revenues in excess of 5%.

                INTERNATIONAL REALTY GROUP, INC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1995 AND 1994





5.  LAND HELD FOR INVESTMENT:
      Land held for investment consists of one (1.0) acre of developed vacant land in La Grange, Texas, and eighty seven (87) acres of undeveloped land on the Island of Caye Bokel in the country of Belize. A summary is as follows:


                                    1995          1994
                                  --------      -------
          La Grange, Texas        $ 31,600      $31,600
          Caye Bokel, Belize       449,400            -
                                  --------      -------
                                  $481,000      $31,600
                                  ========      =======


      Management intends to hold the property for either future sale or development. As part of the purchase of the Caye Bokel property, the Company exchanged 515,000 shares of common stock valued at $.782 per share in October, 1995. An independent appraisal of the property valued the transaction in excess of the recorded amount.


6.  MARKETABLE SECURITIES:
      During the current year, the Board of Directors of Appraisal Group International, RT (AGI RT), with the concurrence of its parent, authorized the exchange of twenty five percent (25.0%) of AGI RT common stock with certain directors/officers/employees of the Corporation for marketable securities of other Hungarian corporations owned by these directors/officers/employees. The fair values of the marketable securities were based on the fair value of AGI RT compared to the net equity of the companies in the exchange of securities. The securities do not represent controlling interest in other Hungarian companies.
      Minority interest represents the minority shareholders' proportionate share of the equity in Appraisal Group International, RT. At December 31, 1995, the Company owned seventy five percent (75.0%) of the capital stock of AGI RT. Investments are stated at fair value as determined by the Board of Directors. Because of the inherent uncertainty of such valuations, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

                INTERNATIONAL REALTY GROUP, INC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1995 AND 1994







7.  DETAILS OF FINANCIAL STATEMENT COMPONENTS:     1995            1994
                                                 --------        --------

     OTHER CURRENT ASSETS:
       Interest receivable                       $ 11,300        $ 19,000
       Prepaid expenses                            15,500           4,500
                                                 --------        --------
                                                 $ 26,800        $ 23,500
                                                 ========        ========
     FURNITURE, EQUIPMENT AND IMPROVEMENTS:
       Furniture and equipment                   $164,600        $128,300
       Leasehold improvements                      12,400          12,400
       Library                                    207,600         205,100
                                                 --------        --------
                                                  384,600         345,800
       Less accumulated deprecation
        and amortization                          178,700         136,200
                                                 --------        --------
                                                 $205,900        $209,600
                                                 ========        ========
     OTHER ASSETS:
       Acquisition costs                         $ 43,900        $   -
       Deposits                                     7,700           7,700
       Organization costs                             200          32,100
                                                 --------        --------
                                                 $ 51,800        $ 39,800
                                                 ========        ========
     ACCRUED LIABILITIES:
       Payroll and payroll taxes                 $375,900        $212,800
       Interest                                     1,000           1,500
       Foreign taxes, other than on income         13,600          23,000
       Other                                        5,700          14,100
                                                 --------        --------
                                                 $396,200        $251,400
                                                 ========        ========

                INTERNATIONAL REALTY GROUP, INC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1995 AND 1994






 8.  LONG-TERM DEBT:                        1995           1994
                                         ---------      --------
        Note payable, demand,
        interest at 6.0%,
        collateralized by 50,000
        shares of common stock,
        matured on August 27, 1992.       $   -          $ 23,100

        Note payable, related party,
        unsecured, interest at 2.0%
        per annum, payable monthly,
        balloon payment of $49,000
        due on December 31, 1997.            49,000        49,000

        Note payable, unsecured,
        interest at 7.25% for 1995
        and 1994.                            89,400       134,000

        Note payable, unsecured,
        interest at 7%, payable
        quarterly, matured on
        December 31, 1994.                     -           30,900

        Note payable, related party,
        collateralized by accounts
        receivable, non-interest
        bearing, due on demand.              62,500         -
                                           --------     ---------
                                            200,900       237,000
        Less current portion                151,900       145,000
                                           --------     ---------
                                           $ 49,000     $  92,000
                                           ========     =========


      Maturities of long-term debt subsequent to December 31, 1995 are as follows:

            Years ending
            December 31,            Amount
            ------------           --------
               1996                $151,900
               1997                  49,000
                                   --------
                                   $200,900
                                   ========


                INTERNATIONAL REALTY GROUP, INC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1995 AND 1994





9.  INCOME TAXES:
      Components of the net deferred tax liability as reflected on the Company's consolidated balance sheets are as follows:

                                           1995           1994
                                         -------        -------
          Deferred tax assets:
                Accounts payable         $ 45,900       $ 64,300
                Accrued liabilities       134,700         94,500
                Net operating loss         92,500         82,600
                                         --------       --------
                                          273,100        241,400

          Less valuation allowance       (197,800)       (76,300)
                                         --------       --------
                                           75,300        165,100
          Deferred tax liabilities:
                Accounts receivable       (75,300)      (165,100)
                                         --------       --------
                                         $   -          $   -
                                         ========       ========


      The valuation allowance is provided when it is more likely than not that the tax benefit may not be realized.


      The components of the provision for income taxes (benefit) for the years ended December 31, 1995 and 1994, are as follows:


          Current payable (receivable):
            Federal                      $  -           $ (3,200)
            Foreign                       2,900            6,000

          Deferred:
            Federal                         -            (19,100)
            State                           -             (4,900)
                                         ------         --------
                                         $2,900         $(21,200)
                                         ======         ========

                INTERNATIONAL REALTY GROUP, INC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1995 AND 1994





9.  INCOME TAXES (CONTINUED):
      The income tax benefit for the year ended December 31, 1995, differs from that which would result from applying statutory tax rates primarily due to certain operating expenses which are not tax deductible. The provision for income taxes differs from the amount obtained by applying the federal statutory income tax rate to income before provision for income taxes as follows:

                                            1995          1994
                                           ------        -------
        Provision at statutory rate        $ -           $   -

        State taxes, less federal benefit    -               -

        Foreign taxes                       2,900           6,000

        Utilization of operating loss
         carrybacks/carryforwards            -             (3,200)

        Foreign sales benefit                -             (1,500)

        Other differences                    -            (22,500)
                                           ------        --------
                                           $2,900        $(21,200)
                                           ======        ========


      At December 31, 1995, the Company had available federal net operating loss carryforwards of approximately $304,100 which will generally expire beginning in the year 2011.

      The Company has not provided for federal income taxes on approximately $15,500 of undistributed earnings of its foreign subsidiaries which have been reinvested in their operations. If these earnings were distributed, net operating loss carryforwards and foreign tax credits available under current law would eliminate the resulting federal income tax liability.

10. LOSS PER SHARE:
      Loss per share of common stock were computed by dividing net loss by the weighted average number of shares of common stock. The number of shares used in the computation of loss per share of common stock during 1995 and 1994 were 8,324,395; and 6,546,934, respectively.

                INTERNATIONAL REALTY GROUP, INC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1995 AND 1994




11. COMMITMENTS, TRANSACTIONS WITH RELATED PARTIES AND BACKLOG:
      The Company leases office facilities on a month to month basis. Future minimum lease payments under this agreement are $3,800, per month.

      The Company has entered into two (2) employment agreements with shareholders/officers of the Company. The agreements provide for employment terms through 1996 with minimum annual compensation of approximately $204,000 per annum, plus bonuses if declared by the Board of Directors. No bonuses have been declared for the years ended December 31, 1995 and 1994.

      During the years ended December 31, 1995 and 1994, the Company paid compensation to shareholders/officers of $204,000 and $226,000, respectively. These amounts have been charged to operations either as payroll or consulting fees. The aggregate shares controlled by the shareholders receiving the compensation was approximately sixty-three percent (63.0%) for 1995 and seventy-five percent (75.0%) for 1994.

      The Company has a back-log of engagement agreements amounting to $115,000. The agreements signed in September, 1995 should commence about April, 1996.

12. STOCK OPTIONS AND AWARDS:
      The Company has granted stock options which are part of the employment agreement with a key employee. One million two hundred thousand (1,200,000) shares of the Company's common stock has been issued or reserved for issuance under the agreement. The terms of options granted under the agreement is determined at the time of the grant. The option price may not be less than the fair market value per share on the date of grant. The Company also awarded common stock to certain other employees which were granted at par value, which was deemed to be fair value.


      Stock option/award activity under the Agreement is as follows:


                                        1995             1994
                                       ------          ---------

       Number of option shares:
         Outstanding, beginning        400,000          1,000,000
         Add (deduct):
           Granted/awarded             200,000            767,500
           Exercised                   400,000          1,367,500
           Cancelled                     -                   -
                                      --------         ----------
         Outstanding, ending           200,000            400,000
                                      ========         ==========
       Option price range
         Granted                      $   .001         $     .001
         Exercised                        .001               .001
         Cancelled                        -                  -
                                     ---------         ----------
         Outstanding, ending             $.001         $     .001
                                     =========         ==========

                INTERNATIONAL REALTY GROUP, INC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1995 AND 1994



12. STOCK OPTIONS AND AWARDS (CONTINUED):
      The 400,000 shares exercised under the option agreement were valued at par on the exercise dates of April 1, 1995 and June 1, 1995.

      Management, with the concurrence of the majority shareholders, granted employee stock awards for 1995. All eligible employees of the Company were granted stock awards (32,575 shares). In addition, the Company also granted an award of 8,500 shares of common stock to all members of the Board of Directors, some of whom are officers. Amounts charged against current earnings for the awards was approximately $32,100. The per unit share was based upon the fair value ($.782) of the common stock at year end.

13. TRUST ASSETS:
      AGI RT maintains cash (1995, $678,900; 1994, $1,290,000) in a fiduciary or agency capacity (trust funds) for certain customers which is not included in the accompanying consolidated balance sheet. The trust funds represent funds for companies being liquidated under court supervision.

      In 1994, former employees of AGI Rt invested trust funds in securities of an entity. The investment was outside the fiduciary scope of responsibility of AGI RT as Trustee and was done without its knowledge or consent. The investments were liquidated in 1995 at a loss, and the Company has voluntarily indemnified the trust fund for such losses. Management of the Company is instituting legal proceedings against the former employees seeking restitution. The ability of recovery has not been determined, and accordingly, amounts paid as indemnification ($51,500) have been charged to current operations.


14. SUPPLEMENTAL INFORMATION:

                                             1995              1994
            Charged to:                    --------          --------
              Direct:
                Consulting, appraisal      $526,000          $492,000
                Reports, film and
                  other                      94,800            90,800
                                           --------          --------
                                           $620,800          $582,800
                                           ========          ========
              Selling, general and
               Administrative:
                Utilities                  $ 42,500          $ 39,500
                Insurance                     6,500             5,900
                Office                       48,600            76,000
                Professional                 71,600            36,100
                Selling                      23,100            51,100
                Other                        54,600            68,100
                                           --------          --------
                                           $246,900          $276,700
                                           ========          ========

                INTERNATIONAL REALTY GROUP, INC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1995 AND 1994





15. BUSINESS SEGMENT:
      Information about the Company's operations in different geographic areas for the years ended December 31, 1995 and 1994 is as follows:


                         Consolidated    United
                             Total       States     Hungary
                         ------------   --------   ---------

    Net revenues:
      1995               $1,222,100     $531,300    $690,800
      1994                1,328,200      744,200     584,000

    Income (loss) from
     continuing operations
     before other deductions,
     income taxes and
     minority interest:
      1995                 (304,800)    (361,600)     56,800
      1994                 (257,900)    (259,900)      2,000

    Identifiable assets:
      1995                  666,200      467,200     199,000
      1994                  885,000      512,000     373,000

    Capital expenditures:
      1995                   36,500       15,200      21,300
      1994                    7,100        7,100        -

    Depreciation and amortization:
      1995                   87,800       82,900       4,900
      1994                   90,400       84,400       6,000


      Income (loss) form continuing operations is revenue less operating expenses. In determining income (loss) from continuing operations, the following items have not been included:

           a) Other deductions
           b) Income taxes
           c) Minority interest

      Identifiable assets are those assets that are identified with the operations in each geographic area.

                INTERNATIONAL REALTY GROUP, INC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1995 AND 1994






16. SELECTED QUARTERLY FINANCIAL SUMMARY (UNAUDITED):
      For the years ended December 31:


                              FIRST      SECOND        THIRD        FOURTH
                           ----------  ----------   ----------    ---------
   1995:
    Revenues               $ 290,300    $ 335,300     $305,700    $ 290,800

    Operating expenses       397,700      462,000      285,000      434,300
                           ---------    ---------     --------    ---------
    Income (loss) before
     income taxes           (107,400)    (126,700)      20,700     (143,500)

    Provision for income
     taxes (benefit)           -           -             2,400          500
                           ---------    ---------     --------    ---------
    Net income (loss)      $(107,400)   $(126,700)    $ 18,300    $(144,000)
                           =========    =========     ========    =========

    Net income (loss) per
     common share          $   (0.01)   $   (0.02)    $   0.03    $   (0.04)
                           =========    =========     ========    =========


   1994:
    Revenues               $ 426,900    $ 269,400     $235,500    $ 396,400

    Operating expenses       468,300      337,100      274,100      506,600
                           ----------   ---------     --------    ---------
    Loss before income
     taxes                   (41,400)     (67,700)     (38,600)    (110,200)

    Provision for income
     taxes (benefit)         (11,400)     (19,600)       2,900        6,900
                           ---------    ---------     --------    ---------
    Net loss               $ (30,000)   $ (48,100)    $(41,500)   $(117,100)
                           =========    =========     ========    =========
    Net loss per common
     share                 $   -        $   (0.01)      $(0.01)   $   (0.02)
                           =========    =========   ==========    =========

                INTERNATIONAL REALTY GROUP, INC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1995 AND 1994





16. SELECTED QUARTERLY FINANCIAL SUMMARY (UNAUDITED) (CONTINUED):
      The 1995 and 1994 quarters have been restated for $15,000 of amortization, which resulted from changing the estimated amortization period from ten (10) to five (5) years. Major fluctuations between the third and fourth quarters of 1995 and 1994 are as follows:


      1995:

        Bad Debts, foreign                $ 36,800
        Other deductions, foreign           51,500


      1994:

        Bad Debts, domestic                110,000
        Payroll, domestic                   28,300



      Circumstances were not evident that the bad debts arose prior to the fourth quarter for both 1995 and 1994.

                                   SIGNATURES

IN ACCORDANCE WITH SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS ANNUAL REPORT ON FORM 10-KSB TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                INTERNATIONAL REALTY GROUP, INC.


                                           By:  /s/ Richard M. Bradbury
                                               --------------------------------
                                               Richard M. Bradbury,
                                               President, and
                                               Chief Financial Officer


Date: September 10, 1996