Form 10QSB
period 1996-03-31
INTERNATIONAL REALTY GROUP INC
filed 1996-09-13
CIK 887310

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


        (Mark One)
        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -----------------------

                        Commission File Number  0-20180

                        INTERNATIONAL REALTY GROUP, INC.
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------


          Delaware                                                                62-1277260
          --------                                                                ----------
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)

111 Northwest 183rd Street, Suite 350,  Miami, Florida                                               33169
- -----------------------------------------------------------------------------------------------------------
      (Address of principal executive office)                                                    (Zip Code)


                                 305-944-8811
                                 ------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes        No  X
                                              ----       ---

The number of shares outstanding of each of Issuer's classes of common equity as of September 9, 1996.


             CLASS                          NUMBER OF SHARES OUTSTANDING
  -----------------------------             ----------------------------
  Common Stock, par value $.001                      9,954,250



Transitional Small Business Disclosure Format   yes    no  X
                                                   ---    ---

                               TABLE OF CONTENTS








                                                                      PAGE
PART I:   FINANCIAL INFORMATION


 ITEM 1.  FINANCIAL INFORMATION
          CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

 1.       BALANCE SHEET AS OF MARCH 31, 1995 AND MARCH 31, 1996         3

 2.       STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED
          MARCH 31, 1995 AND MARCH 31, 1996                             4

 3.       STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED
          MARCH 31, 1995 AND MARCH 31, 1996                             5

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    7

 ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATIONS                                            9



PART II:  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                              15

                         PART I: FINANCIAL INFORMATION


ITEM 1.  FINANCIAL INFORMATION
                   CONSOLIDATED FINANCIAL STATEMENTS


                        INTERNATIONAL REALTY GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                     ASSETS

                                                                      MARCH 31, 1996    MARCH 31, 1995
                                                                      --------------    --------------
CURRENT ASSETS:
  CASH AND EQUIVALENTS                                                        4,700            59,300
  ACCOUNTS RECEIVABLE, DEEMED COLLECTIBLE                                   192,700           295,300
  INCOME TAX RECEIVABLE                                                           0             3,200
  OTHER CURRENT ASSETS                                                       74,100            35,800

                                                                         ----------         ---------
     TOTAL CURRENT ASSETS                                                   271,400           393,600

  LAND HELD FOR INVESTMENT                                                  484,800            33,500
  MARKETABLE SECURITIES AVAILABLE FOR SALE                                   34,700                 0
  FURNITURE, EQUIPMENT AND IMPROVEMENTS NET                                 197,900           200,900
  NOTE RECEIVABLE                                                                 0            45,000
  EXCESS OF COST OVER FAIR VALUE OF                                         136,400           154,100
      NET ASSETS ACQUIRED

  OTHER ASSETS                                                                2,900            26,100

                                                                         ----------         ---------
                                                                         $1,133,100         $ 853,200
                                                                         ==========         =========

                      LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
  NOTES PAYABLE                                                          $  146,600         $ 163,700
  CURRENT PORTION OF LONG-TERM DEBT                                           6,000            23,100
  ACCOUNTS PAYABLE                                                          160,400           158,000
  ACCRUED LIABILITIES                                                       418,600           278,400
  BILLINGS IN EXCESS OF COSTS AND ESTIMATE                                    2,500                 0
  SHAREHOLDERS LOANS                                                         40,800                 0
  INCOME TAXES PAYABLE                                                            0             1,000

    TOTAL CURRENT LIABILITIES                                               774,900           624,200
                                                                         ----------         ---------

LONG TERM DEBT, LESS CURRENT PORTION:                                        42,500            49,000
                                                                         ----------         ---------

MINORITY INTEREST                                                            33,100                 0
                                                                         ----------         ---------
SHAREHOLDERS' EQUITY

  COMMON STOCK, $.001 PAR; AUTHORIZED 10,000,000
         SHARES;  8,954,187 COMMON SHARES ISSUE                               9,000             7,900
  CAPITAL IN EXCESS OF PAR                                                1,053,400           597,000
  CUMULATIVE TRANSLATION ADJUSTMENT                                       (206,500)          (189,000)
  DEFICIT                                                                 (557,800)          (220,400)
                                                                         ----------         ---------
                                                                            298,100           199,500
  LESS SHARES OF COMMON STOCK HELD
            IN TREASURY, AT COST                                             15,500            15,500
                                                                         ----------         ---------

                                                                            282,600           180,000
                                                                         ----------         ---------

                                                                         $1,133,100         $ 853,200
                                                                         ==========         =========

                READ NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        INTERNATIONAL REALTY GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


- -------------------------------------------------------------------------------


                                                FOR THE THREE MONTHS ENDED
                                                MARCH 31,        MARCH 31,
                                                  1996              1995

                                           ---------------------------------


   REVENUES                                    $  162,200          290,300
                                               ----------          -------


   OPERATING  EXPENSES
    AMORTIZATION AND DEPRECIATION                  14,400       $   26,000

    BAD DEBTS                                      24,200           46,400

    DIRECT                                        112,100          145,100

    INTEREST                                        3,400            1,600

    PAYROLL AND RELATED BENEFITS                   67,600           90,600

    RENT                                           11,500           14,800

    SELLING, GENERAL AND ADMINISTRATIVE            25,700           73,200
                                               ----------       ----------

                                                  258,900          397,700
                                               ----------       ----------

   LOSS BEFORE MINORITY INTEREST                  (96,800)        (107,400)

   MINORITY INTEREST                               (2,200)               0
                                               ----------       ----------


   NET LOSS                                    $  (94,600)      $ (107,400)
                                               ==========       ==========


   NET LOSS PER SHARE OF COMMON STOCK          $     (.01)      $     (.01)
                                               ----------       ----------

   WEIGHTED AVERAGE SHARES OF COMMON STOCK     $8,954,187       $8,098,112
                                               ==========       ==========





                READ NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        INTERNATIONAL REALTY GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

- -------------------------------------------------------------------------------



                                                         FOR THE THREE MONTHS ENDED
                                                    MARCH 31,                  MARCH 31,
                                                      1995                       1996
                                                   -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  SOURCES OF CASH:
    CLIENTS AND OTHER                               $368,800                   $161,400
    INTEREST                                             100                        200
                                                    --------                   --------
                                                    $368,900                   $161,600
  USES OF CASH:
    CASH PAID FOR:
    DIRECT COSTS                                     145,100                     86,600
    OPERATING                                        120,000                     46,400
    PAYROLL AND RELATED                               59,400                     39,400
    INTEREST                                           1,600                      3,500
                                                    --------                   --------
                                                     326,100                    175,900
                                                    --------                   --------
  CASH USED IN OPERATING ACTIVITIES                 $ 42,800                   $(14,300)

CASH FLOWS FROM INVESTING ACTIVITIES:
   ACQUISITION OF FURNITURE & EQUIPMNT                 1,100                      2,000
   INVESTMENT IN REAL ESTATE                        --------                      3,700
                                                                               --------
  CASH USED IN INVESTING ACTIVITIES                   (1,100)                    (5,700)


CASH FLOWS FROM FINANCING ACTIVITIES:
   SOURCE OF CASH:
     SHAREHOLDERS LOANS                                                          14,100
                                                                               --------
   USES OF CASH:
     PAYMENT OF:
       LONG TERM DEBT                                  1,200                        500
       NOTE PAYABLE                                                               5,300
                                                    --------                   --------
                                                       1,200                      5,800
                                                    --------                   --------
CASH PROVIDED BY FINANCING ACTIVITIES                 (1,200)                     8,300
                                                     -------                   --------
EFFECT OF EXCHANGE RATES ON CASH AND
EQUIVALENTS                                          (14,500)                    (3,000)
                                                     -------                   --------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS           26,000                    (14,700)

CASH AND EQUIVALENTS, BEGINNING                       33,300                     19,400
                                                    --------                   --------
CASH AND EQUIVALENTS, ENDING                        $ 59,300                   $  4,700
                                                    ========                   ========

                READ NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        INTERNATIONAL REALTY GROUP, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)

- -------------------------------------------------------------------------------





                                                       FOR THE THREE MONTHS ENDED
                                               MARCH 31,                         MARCH 31,
                                                 1995                              1996
                                              ---------------------------------------------

RECONCILIATION OF NET LOSS TO CASH USED IN
OPERATING ACTIVITIES:

NET LOSS                                      $(103,700)                         $(94,600)

ADJUSTMENTS TO RECONCILE NET LOSS TO
  CASH USED IN OPERATING  ACTIVITIES:

    AMORTIZATION AND DEPRECIATION             $  22,300                          $ 14,400

    MINORITY INTEREST                                                              (2,200)

    ALLOWANCE FOR DOUBTFUL ACCOUNTS              46,400                                 0

    CHANGES IN ASSETS & LIABILITIES:
      ACCOUNTS RECEIVABLE                        78,600                            28,800

      OTHER CURRENT ASSETS                      (12,300)                           (3,400)

      ACCOUNTS PAYABLE:                         (13,000)                           25,500

      ACCRUED LIABILITIES                        27,000                            22,400

      INCOME TAXES PAYABLE                       (2,500)                                0

      BILLINGS IN EXCESS OF COSTS                     0                            (5,200)
                                               --------                          --------
      NET ADJUSTMENTS                           146,500                            80,300
                                               --------                          --------
CASH (USED IN) PROVIDED BY OPERATING
ACTIVITIES                                     $ 42,800                          $(14,300)
                                               ========                          ========

                READ NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        INTERNATIONAL REALTY GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 1996
                                  (UNAUDITED)


The consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented herein not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-KSB of the Company for its fiscal year ended December 31, 1995.

The foregoing financial information reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation. The interim results are not necessarily indicative of the results which may be expected for a full year.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF ACCOUNTING:
      International Realty Group, Inc. prepares its financial statements in accordance with generally accepted accounting principles. This basis of accounting involves the application of accrual accounting; consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. Financial statement items are recorded at historical cost and often involve the utilization of estimates. Consequently, financial statement items do not necessarily represent current values.

  PRINCIPLES OF CONSOLIDATION:
      The consolidated financial statements include the accounts of International Realty Group, Inc. and all material subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

  REVENUE RECOGNITION:

      Service revenues are recognized on the percentage of completion method of accounting. Percentage of completion is determined by reference to the extent of contract performance, future performance and costs incurred. Costs and estimated earnings in excess of billings on uncompleted contracts are reported as unbilled receivables. Billings in excess of costs and estimated earnings on uncompleted contracts are reported as deferred revenues. Contracts in process are reviewed quarterly and revenues are adjusted in current accounting periods based on revisions. Substantially all service contracts have been short term.

  EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED:
      The cost of an acquired business in excess of the market value of tangible assets and liabilities acquired, is being amortized by the straight-line method over the estimated useful life of ten (10) years. The Company evaluates the amortization period of intangibles on an ongoing basis in light of changes in any business conditions and events or circumstances that may indicate the potential impairment of the intangible asset. The Company evaluates the historical and projected operating performance of acquired businesses, specific industry trends and general economic conditions to assess whether the remaining estimated useful life may warrant revision or that the factors, events or circumstances indicate that the value is impaired, the Company will provide for the decline in that period.

2.   ORGANIZATION AND BUSINESS

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

Subsidiaries of the Company are as follows:


                                                                STATE OF COUNTRY OF
NAME OF SUBSIDIARY            OWNERSHIP  DATE OF INCORPORATION     INCORPORATION
- ------------------            ---------  ---------------------  --------------------
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

3.   LIQUIDITY AND STRATEGIC PLANNING

     Refer to Item 2, Management's Discussion & Analysis or Plan of Operations
     - Liquidity and Capital Resources, contained herein.

4.   TRUST ASSETS

     The foreign subsidiary maintains cash held in a fiduciary or agency capacity for certain of its customers and is not included in the accompanying consolidated balance sheet. The trust funds represent funds
     for companies being liquidated under court supervision.   As of March 31,
     1996, the Company had on deposit $648,319 of such funds.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

RESULTS OF OPERATIONS:

THREE MONTHS ENDED MARCH 31, 1996

Total revenues declined for the three months ended March 31, 1996 to $162,200 compared to $290,300 for the same period in 1995, a decline of approximately $128,000. The Company's domestic and foreign valuation subsidiaries Appraisal Group, Inc. (AGI) and Appraisal Group International Rt.(AGI RT.) accounted for the Company's revenues. AGI had sales of $75,000 for the period, versus $166,000 for the same period in 1995. AGI RT. had sales of $86,800, versus $124,300 for the same period in 1995.

Total operating expenses for the three months ended March 31, 1996 were $258,900 versus $394,000 for 1995, a decrease of $135,100. Of the total operating expenses, foreign operations accounted for 36% and domestic operations accounted for 64%.

Corporate General and Overhead Operating Expenses for the three months ended March 31, 1996 were $25,700 versus $73,200 for the same period in 1995. Bad debt expense previously included in this category is now segregated. Bad debt expense for domestic operations for this period amounted to $24,200 versus $46,400 for the comparable period in 1995.

Amortization and Depreciation, Interest and Rent expenses were reasonably consistent between March 31, 1996 versus the same period in 1995.

Direct expenses for the three months ended March 31, 1996 including the production of appraisal reports, appraisers' fees, travel, reproduction, photography and all related expenses decreased from $145,100 in 1995 to $112,103 in 1996, a decrease of $33,000. Of the total direct expenses, foreign operations accounted for 60% and domestic operations accounted for 40%.

Payroll and related benefits expense for the three month period ended March 31, 1996 were $67,600, versus $90,600 for the same period in 1995, a decrease of $23,000. In addition to this decrease, in order to enhance the Company's cash flow, the President during this three month period accrued and deferred $17,000 of the $67,600 of the payroll and related benefits expense. Of the payroll expenses, 25% are attributable to foreign operations, and 75% to domestic operations.

LIQUIDITY AND CAPITAL RESOURCES:

Growth Strategy. The Company believes that substantial shareholder value can be created with the acquisition of real estate development and other income producing assets. Such acquisitions will produce a broader asset and income base for the Company. In conjunction with this growth strategy, the Company has entered into agreements with DSC S.A. de C.V. and Hemisphere Developments Limited for the acquisition of certain income producing and development real estate assets. See "Subsequent Events" contained herein.

Cash Flow From Operations. The Company incurred for the three months ended March 31, 1996, a net loss of $96,800 compared to a net loss of $103,700 for the comparable period in 1995. Cash flow from operations were a negative $14,300 compared to a positive cash flow from operations of $42,800 for the comparable period in 1995. The negative cash flow is a direct result of the decrease in sales between the comparable periods.

Working Capital. The Company's current liabilities exceed its current assets by approximately $497,500. This excess in current liabilities consists principally of related party liabilities. These liabilities consist of accrued officer's salaries amounting to approximately $401,200, shareholder loans of $40,800 and advances from DSC in conjunction with the DSC Transaction amounting to $77,500. The elimination of the related party current liabilities totaling $519,500 would eliminate the working capital deficiency and current assets would exceed current liabilities by approximately $22,000. The Company has limited external financing sources at this time and has relied principally on internal financing provided by the Company's president and DSC. External working capital has been provided to the Company's foreign operations through bank borrowings.

Current and Long Term Liabilities: Accounts Payable for the three months ended March 31, 1996 were $160,400. Of this amount, domestic operations accounted for $95,400 and foreign operations $65,000. The $146,600 Current Portion of Long-Term debt consists of $69,100 from foreign operations and $77,500 of advances by DSC in conjunction with the DSC Transaction. The DSC loans are collateralized by the Company's account receivable, are non interest bearing and are due at Closing. The remaining Long-Term Debt consists of $48,500 to a related party.

Currency Risk. The Company's operating entities are not subject to direct currency conversion risks. The Company's primary operating entities provide consulting services to their clients in their own geographic locations. All consulting services performed by APPRAISAL GROUP, INC. based in Miami, Florida are reported and paid in U.S. dollars. Services provided by APPRAISAL GROUP INTERNATIONAL, RT. based in Hungary are reported in and paid in Hungarian forint. For reporting purposes foreign operations are converted from Hungarian forints (HUF) to $US at the end of each reporting period. The conversion rate of the HUF on March 31, 1995 was 120.40 HUF and March 31, 1996 was 146.72 HUF to the U.S. Dollar. The Company does not employ any hedging techniques due to the fact the cost to employ them outweighs any potential benefits.. As of March 31, 1995 and March 31, 1996, the Company has incurred $14,500 and $3,000 for the 3-month period ended respectively, and has reduced its investment in its foreign subsidiary and as part of shareholder equity recognized currency fluctuation losses of <$189,000> and <$206,500> respectively.

SUBSEQUENT EVENTS
GENERAL

On August 19, 1996, the Company consummated the proposed share exchange transaction ("the Transaction") with (i) DSC, S.A. de C.V. ("DSC"), a company organized under the laws of Mexico; and (ii) Hemisphere Developments Limited ("Hemisphere"), a company organized under the laws of the Isle of Man. As more fully described below, the share exchange transactions with DSC and Hemisphere will result in a change in the control of the Company that is expected to occur during the fourth quarter of 1996.

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

Pursuant to the DSC Agreement, DSC has loaned approximately $170,000 to the Company. Approximately $105,000 of the proceeds of such loans have been used by the Company for costs incurred in connection with the DSC Transaction and the balance has been used for working capital purposes Such loans were repaid by the Company on the Closing Date through the reduction of account receivables due from DSC to the companies acquired. After the Closing Date, DSC has made advances in the approximate amount of $25,000 and may in the future make additional advances to the Company that will likewise be repaid through the reduction of such accounts receivables.

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

Clusters Ixtapa is a company formed under the laws of Mexico which owns land in Ixtapa on the Pacific coast of Mexico in the state of Guerrero. The 26-acre
property is being held for investment or future development.   Clusters Ixtapa
has received loans in the principal amount of $23,007,000 (the "NAFIN Debt from its lender, National Financiera, S.N.C. Bank ("NAFIN"). On December 29, 1995, Clusters Ixtapa, DSC and NAFIN entered into a restructuring plan with respect to the NAFIN Debt. Pursuant to this plan, DSC has assumed the NAFIN Debt in exchange for Clusters Ixtapa's payment of approximately $15,341,000 and DSC's payment of the difference. Such payment by DSC, as well as the repayment of certain other debt of DSC to NAFIN, will be made by the transfer from DSC to NAFIN of approximately 15,991,000 shares of the Company's Common Stock upon the conversion of the DSC Note. Pursuant to the DSC Transaction, the Company acquired from DSC a $5,625,000 debt obligation of Clusters Ixtapa on the Closing Date.

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

                                    PART II
                               OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K
     A. Exhibits

        10.1 Agreement, dated February 7, 1996, between the Company and DSC S.A. de C.V. is incorporated by reference to Exhibit A to the Company's Form 8-K, dated February 7, 1996.

        10.2 Agreement, dated February 9, 1996, between the Company and Hemisphere Developments Limited is incorporated by reference to Exhibit B to the Company's Form 8-K, dated February 7, 1996.

        27.1 Financial Data Schedule (For SEC purposes only)

     B. Reports on Form 8-K

        On February 27, 1996, the Company filed a Current Report on Form 8-K with the SEC, dated as of February 7, 1996.





                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     INTERNATIONAL REALTY GROUP, INC.
                                             (REGISTRANT)



DATE: SEPTEMBER 12, 1996                /S/ RICHARD M. BRADBURY
                                        --------------------------------
                                        RICHARD M. BRADBURY,
                                        PRESIDENT, AND
                                        CHIEF FINANCIAL OFFICER