Form 10QSB
period 1996-06-30
INTERNATIONAL REALTY GROUP INC
filed 1996-09-20
CIK 887310

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


(Mark One)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -----------------------

                        Commission File Number  0-20180

                        INTERNATIONAL REALTY GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       Delaware                                               62-1277260
                       --------                                               ----------
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)

111 Northwest 183rd Street, Suite 350, Miami, Florida                   33169
- -------------------------------------------------------------------------------
      (Address of principal executive office)                        (Zip Code)


                                  305-944-8811
                                  ------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes        No   X
                                                  -----     -----

The number of shares outstanding of each of Issuer's classes of common equity as of Sept. 9, 1996.

                        CLASS            NUMBER OF SHARES OUTSTANDING
          Common Stock, par value $.001             9,954,250


Transitional Small Business Disclosure Format   yes        no  X
                                                   -----     ------

                               TABLE OF CONTENTS




                                                                            PAGE
PART I:   FINANCIAL INFORMATION



 ITEM 1.  FINANCIAL INFORMATION
          CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

 1.       BALANCE SHEET AS OF JUNE 30, 1996 AND JUNE 30, 1995                 3

 2.       STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND SIX
          MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995                        4

 3.       STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED
          JUNE 30, 1996 AND JUNE 30, 1995                                     5

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          7

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATIONS                                                  8


PART II:  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                   16

                         PART I: FINANCIAL INFORMATION


ITEM 1.  FINANCIAL INFORMATION
                 CONSOLIDATED FINANCIAL STATEMENTS

                        INTERNATIONAL REALTY GROUP, INC.
                                AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET - JUNE 30, 1996
                                  (UNAUDITED)

                                     ASSETS

                                                    JUNE 30, 1996       JUNE 30, 1995
                                                    -------------       -------------
CURRENT ASSETS:
   CASH AND EQUIVALENTS                              $   17,800            $100,400
   ACCOUNTS RECEIVABLE, DEEMED COLLECTIBLE              147,200             336,800
   INCOME TAX REFUND                                          0               3,200
   OTHER CURRENT ASSETS                                  90,300              15,500
                                                     ----------            --------

       TOTAL CURRENT ASSETS                             255,300             455,900

LAND HELD FOR INVESTMENT                                485,300              33,500
MARKETABLE SECURITIES AVAILABLE FOR SALE                 34,700                   0
FURNITURE, EQUIPMENT AND IMPROVEMENTS                   196,700             195,700
NOTE RECEIVABLE                                               0              45,000
EXCESS OF COST OVER FAIR VALUE OF NET
  ASSETS ACQUIRED                                       132,000             135,400
OTHER ASSETS                                              7,900              54,600
                                                     ----------            --------
                                                     $1,111,800            $920,100
                                                     ==========            ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    JUNE 30, 1996        JUNE 30, 1995
                                                    -------------        -------------

CURRENT LIABILITIES:
   NOTES PAYABLE                                     $  197,100            $139,100
   CURRENT PORTION OF LONG-TERM DEBT                      6,000              54,000
   ACCOUNTS PAYABLE                                     129,300             290,600
   ACCRUED LIABILITIES                                  444,200             320,500
   BILLINGS IN EXCESS OF COSTS AND ESTIMATE               3,800                   0
   SHAREHOLDERS LOANS                                    37,000                   0
   INCOME TAXES                                             200               1,000
                                                     ----------            --------

       TOTAL CURRENT LIABILITIES                        817,500             805,200
                                                     ----------            --------

LONG TERM DEBT, LESS CURRENT PORTION                     39,500              49,000
                                                     ----------            --------
MINORITY INTEREST                                        32,400                   0
                                                     ----------            --------
SHAREHOLDERS' EQUITY:
   COMMON STOCK, $.001 PAR; AUTHORIZED 10,000,000
     SHARES;  8,954,187 COMMON SHARES ISSUE               9,000               8,400
   CAPITAL IN EXCESS OF PAR                           1,053,400             597,000
CUMULATIVE TRANSLATION ADJUSTMENT                      (208,600)           (194,000)
DEFICIT                                                (616,000)           (330,000)
                                                     ----------            --------
                                                        237,800              81,400

LESS SHARES OF COMMON STOCK HELD IN TREASURY,
          AT COST                                        15,500              15,500
                                                     ----------            --------
                                                        222,300              65,900
                                                     ----------            --------
                                                     $1,111,800            $920,100
                                                     ==========            ========

                READ NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        INTERNATIONAL REALTY GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

________________________________________________________________________________




                                       3 MONTHS ENDED     3 MONTHS ENDED     6 MONTHS ENDED   6 MONTHS ENDED
                                        JUNE 30, 1995      JUNE 30, 1996      JUNE 30, 1995   JUNE 30, 1996
                                        --------------    --------------     --------------   --------------
REVENUES                                   $  335,300         $ 147,600          $  625,600       $ 309,800
                                           ----------         ---------          ----------       ---------
OPERATING EXPENSES:
  AMORTIZATION AND DEPRECIATION                17,300            13,000              43,300          27,400

  BAD DEBTS                                         0                 0              46,400          24,200

  DIRECT                                      169,900            49,900             315,000         162,000

  INTEREST                                     22,300               900              23,900           4,400

  PAYROLL AND RELATED BENEFITS                155,300            79,400             245,900         147,000

  RENT                                         13,200            11,500              28,000          22,000

  SELLING, GENERAL & ADMINISTRATIVE            84,000            51,800             157,200          77,400
                                           ----------         ---------          ----------       ---------

                                              462,000           206,500             859,700         465,400
                                           ----------         ---------          ----------       ---------

LOSS BEFORE MINORITY INTEREST                (126,700)          (58,900)           (234,100)       (155,600)

MINORITY INTEREST                                   0              (600)                  0          (2,900)
                                           ----------         ---------          ----------       ---------

NET LOSS                                   $ (126,700)          (58,300)         $ (234,100)      $(152,700)

                                           ==========         =========          ==========       =========
NET LOSS PER SHARE OF COMMON STOCK               (.02)             (.01)               (.03)           (.02)

                                           ==========         =========          ==========       =========
WEIGHTED AVERAGE SHARES OF COMMON           8,098,112         8,954,187           8,215,239       8,954,187
        STOCK
                                           ==========         =========          ==========       =========

              (READ NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)

                        INTERNATIONAL REALTY GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
________________________________________________________________________________


                                            6 MONTHS ENDED              6 MONTHS ENDED
                                            JUNE 30, 1995               JUNE 30, 1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  SOURCES OF CASH:
    CLIENTS AND OTHER                       $561,200                    354,300
    INTEREST                                  86,200                      1,700
                                            --------                    -------
                                            $647,400                    356,000
                                            --------                    -------
  USES OF CASH:
    CASH PAID FOR:
     DIRECT COSTS                            195,400                    167,600
     OPERATING                               170,100                    119,200
     PAYROLL AND RELATED BENEFITS            168,600                     99,600
     INTEREST                                 23,900                      4,400
     INCOME TAXES                              2,500
                                            --------                    -------
                                             560,500                    390,800
                                            --------                    -------
  CASH PROVIDED BY(USED IN) OPERATING
ACTIVITIES                                                   $ 86,900                   $(34,800)

CASH FLOWS FROM INVESTING ACTIVITIES:
  ACQUISITION OF:
   FURNITURE & EQUIPMENT                       5,600                      9,300
   INVESTMENT IN REAL ESTATE                                              4,300
                                                                        -------
   INCREASE IN OTHER ASSETS                    9,900
                                            --------
  CASH USED-IN  INVESTING ACTIVITIES                          (15,500)                   (13,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
  SOURCES OF CASH:
   PROCEEDS FROM:
    NOTE PAYABLE                              41,400                     67,500
    SALE OF COMMON STOCK                         500
    SHAREHOLDERS LOANS                                                   20,200
                                            --------                    -------
                                              41,900                     87,700
                                            --------                    -------
  USES OF CASH:
    PAYMENT OF:
     NOTE PAYABLE                             66,300                     22,300
     SHAREHOLDERS LOANS                                                  10,000
     LONG-TERM DEBT                                                       3,500
                                            --------                    -------
                                               6,300                     35.800
                                            --------                    -------
CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES                                                    (24,400)                    51,900
                                                             --------                  ---------
EFFECT OF EXCHANGE RATES ON CASH AND
   EQUIVALENTS                                                 (9,900)                    (5,100)
                                                             --------                  ---------
INCREASE (DECREASE) IN CASH AND
EQUIVALENTS                                                    67,100                     (1,600)

CASH AND EQUIVALENTS, BEGINNING                                33,300                     19,400
                                                             --------                  ---------
CASH AND EQUIVALENTS, ENDING                                  100,400                     17,800
                                                             ========                  =========

                        INTERNATIONAL REALTY GROUP, INC.
                                AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS   (CONTINUED)
                                  (UNAUDITED)
________________________________________________________________________________


                                                  6 MONTHS ENDED          6 MONTHS ENDED
                                                  JUNE 30, 1995           JUNE 30, 1996

RECONCILIATION OF NET LOSS TO CASH FLOWS
  PROVIDED BY OPERATING ACTIVITIES:

NET LOSS                                                           $(226,600)                  $(152,800)

ADJUSTMENTS TO RECONCILE NET LOSS TO
  CASH FLOWS PROVIDED BY OPR ACTIVITIES:

    AMORTIZATION AND DEPRECIATION                    $ 35,800                  27,400

    MINORITY INTEREST                                                          (2,800)

    ALLOWANCE FOR DOUBTFUL ACCOUNTS                    61,700

    CHANGES IN ASSETS & LIABILITIES:
      ACCOUNTS RECEIVABLE                              21,800                  74,300

       OTHER CURRENT ASSETS                             8,000                 (19,600)

       ACCOUNTS PAYABLE:                              119,600                  (5,600)

       ACCRUED LIABILITIES                             69,100                  48,000

       BILLINGS IN EXCESS OF COSTS                                             (3,900)

       INCOME TAXES                                    (2,500)                    200
                                                      -------                 -------

       NET ADJUSTMENTS                                               313,500                     118,000
                                                                     -------                   ---------
CASH FLOWS PROVIDED BY (USED IN) OPERATING
ACTIVITIES                                                           $86,900                   $ (34,800)
                                                                     =======                   =========

                READ NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        INTERNATIONAL REALTY GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED  JUNE 30, 1996
                                  (UNAUDITED)

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

Subsidiaries of the Company are as follows:



NAME OF SUBSIDIARY            OWNERSHIP         DATE OF         STATE OF COUNTRY OF
- ------------------            ---------         -------         -------------------
                                             INCORPORATION         INCORPORATION
                                             -------------         -------------
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

3.   LIQUIDITY AND STRATEGIC PLANNING

     Refer to Item 2, Management's Discussion & Analysis or Plan of Operations
     - Liquidity and Capital Resources,  contained herein.

4.   TRUST ASSETS

     The foreign subsidiary maintains cash held in a fiduciary or agency capacity for certain of its customers and is not included in the accompanying consolidated balance sheet. The trust funds represent funds for companies being liquidated under court supervision. As of June 30, 1996, the Company had on deposit $623,406 of such funds.


ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS:

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995.

Total revenues declined for the three months ended June 30, 1996 to $147,600 from $335,300 for the same period in 1995, a decrease of approximately $187,700. The Company's domestic valuation operation Appraisal Group, Inc.
(AGI) based in Miami, Florida and foreign operation, Appraisal Group International Rt. (AGI RT.) based in Budapest, Hungary accounted for the Company's revenues. AGI had revenues of $110,000 for the period compared to $127,500 for the same period in 1995, and AGI RT. had revenues of $30,500 for the period as compared to $207,800 for the same period in 1995. The $177,300 decrease in revenues for foreign operations for the quarterly period impacted the Company's overall revenues for this period.

Total operating expenses for the three months ended June 30, 1996 were $206,500, compared to $462,000 for 1995, a decrease of $255,500, or 55%. Of the total operating expenses, $173,500 is attributed to domestic operations and $33,000 to foreign operations.

Selling, General and Administrative Expenses for the three months ended June 30, 1996 were $51,800 compared to $84,000 for the same period in 1995, a decrease of $32,200. Amortization, Depreciation and Rent expenses were consistent for the same period in 1995 as compared to 1996. Interest expense for the period decreased from $22,300 in 1995 to $900 in 1996. This decrease is attributable to foreign operations.

Direct expenses for the three months ended June 30, 1996 including the production of appraisal reports, appraisers' fees, travel, reproduction, photography and all related expenses was with $50,000 compared to $169,900 in 1995, an decrease of $119,900. Since the majority of the Company's professionals are independent contractors, this decrease in direct expenses is in line with the overall sales decrease reported for the period. Payroll and related benefits expense for the three month period ended June 30, 1996 were $79,500, compared to $155,300 for the same period in 1995, a decrease of $75,800.

SIX  MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995.

Total revenues for the six month period ended June 30, 1996 totaled $309,800 compared to $625,600 for the comparable 1995 six month period, a decrease of $315,800, or approximately 50%. Domestic operations had total revenue for the period of $185,300 compared to $295,300 for the comparable 1995 period, a 37% decrease, and foreign operations based in Budapest, Hungary had total revenue of $117,300 compared to $332,600, a 65% decrease for the comparable 1995 period. The decrease in revenues for foreign operations is a direct result of a decrease in consulting assignments awarded to AGI RT. by its primary client, the Hungarian government, for privatization activities. Management continues to explore other government and private sector areas to market its consulting services, as well as exploring other business activities in the region.

Total Operating expenses for the six months ended June 30, 1996 were $465,500 compared to $859,700 for the comparable 1995 period, a decrease of $394,200, or 46%. Foreign operations accounted for $128,700 or 28% of operating expenses for the period.

Selling, General and Administrative expenses for the six months ended June 30, 1996 were $77,400 compared to $157,200 for the same period in 1995 a decrease of $77,800. Bad debt expense for the period was $24,200 compared to $46,400 for the comparable 1995 period. The Company's policy is to recognize bad debt in the period in which it occurs and to institute collection proceedings for
such bad debt.   Amortization and Depreciation expense for the six months ended
June 30, 1996 decreased from $46,300 in 1995 to $17,300 in 1996. Rent expense decreased from $28,000 to $23,000 in 1996. Interest expense decreased from $23,900 in 1995, to $4,400 in 1996; this decrease was attributable to reduced borrowings by the foreign operation.

Direct expenses for the six months ended June 30, 1996 including the production of appraisal reports, appraisers' fees, travel, reproduction, photography and all related expenses decreased from $315,00 in 1995 to $162,000 in 1996, a decrease of $153,000 or 49%. Such decrease corresponds with the overall decrease in consulting assignments for the period and the utilization of the Company's independent contractors. Of direct expenses for the period, foreign operations accounted for 46%.

Payroll and related benefits expense for the six month period ended June 30, 1996 were $147,000 versus $245,900 for the same period in 1995, a decrease of $98,900. In addition, to enhance the Company's cash flow, $49,000 of salary and related expenses was accrued and deferred during this period.

The current six month period generated a pre-tax loss, before minority interest of ($155,600) compared to a pre-tax loss of ($234,100) for the same 1995 period.

LIQUIDITY AND CAPITAL RESOURCES:

Growth Strategy. The Company believes that substantial shareholder value can be created with the acquisition of real estate development and other income producing assets. Such acquisitions will produce a broader asset and income base for the Company.

In conjunction with this growth strategy, the Company has acquired from DSC S.A. de C.V. and Hemisphere Developments Limited certain developmental real property. The properties acquired are located in major Mexican resort areas including Acapulco, Ixtapa, Baja California Sur as well as several mid-sized cities in Mexico. The properties consist of six land tracts totaling 4,100 acres which the Company intends to develop for resort, residential or commercial use.

As part of the DSC and Hemisphere acquisition, the Company acquired assets of $89,180,000, principally real property but including notes and accounts receivable totaling $2,210,000, and assumed liabilities including minority interests of $26,604,000. Included in liabilities acquired are mortgages and notes payable of approximately $2,941,000 plus accrued interest of $1,846,000. See "Subsequent Events" contained herein.

The Company intends to implement a development plan for each of the properties acquired to determine the total cost for development, the timing for each development, and the most suitable financing for the particular development. Until such time as the Company is able to identify an appropriate funding source for a particular project, the Company intends to hold such property for investment purposes and will utilize its current resources for working capital, including debt service obligations. Such resources shall include its cash flow from current operations and the accounts receivable currently due the Company from all sources, including those acquired in the transaction with DSC and Hemisphere. In addition to its own resources, the Company intends, although it has no understandings or agreements at this time, to explore financing for project development from outside sources, including bank financing, the private placement of the Company's securities, a public offering of the Company's securities, or joint venture arrangements with other developers.

While the Company has no current understandings or agreements, it intends to pursue the acquisition of income-producing assets to enhance and complement the assets acquired.

Cash Flow From Operations. The Company incurred for the six months ended June 30, 1996 a net loss of $152,800 with a deficit cash flow from operations of $34,800 compared to a net loss of $234,100 while maintaining a positive cash flow from operations of $86,900 for the comparable period in 1995.

Working Capital. The Company's current liabilities exceed its current assets by approximately $562,200. This excess in current liabilities consists principally of related party liabilities. This liability consists of accrued officer's salaries amounting to approximately $415,000, shareholder loans of $37,000, and advances from DSC in conjunction with the DSC and Hemisjphere Transaction amounting to $130,000. The elimination of the related party current liability totaling $582,000 would eliminate the working capital deficiency and current assets would exceed current liabilities by approximately $19,800. The Company has limited external financing sources at this time and has relied principally on internal financing provided by its executive officers. External working capital has been provided to the Company's foreign operations through bank borrowings and to domestic operations in conjunction with the transaction with DSC.

Long-Term Debt. At June 30, 1996, notes payable totaled $197,000 which consisted of $67,000 unsecured, used for the operations of the foreign subsidiary and $130,000 due to DSC. DSC has loaned the Company $130,000 as of June 30, 1996 to reimburse the Company for expenses incurred in conjunction with the Transaction, approximately $75,000, and working capital for the Company, approximately $55,000. The loans are collaterized by the Company's account receivable, are non interest bearing and were re-paid on August 19, 1996 at the Closing of the DSC and Hemisphere transaction (See "Subsequent Events" contained herein. Long-Term Debt consists of $39,500 plus its current portion to a related party.

Currency Risk. The Company's operating entities are not subject to direct currency conversion risks. The Company's primary operating entities provide consulting services to their clients in their own geographic locations. All consulting services performed by APPRAISAL GROUP, INC. based in Miami, Florida are reported and paid in U.S. dollars. Services provided by APPRAISAL GROUP INTERNATIONAL, RT. based in Hungary are reported in and paid in Hungarian forint. For reporting purposes foreign operations are converted from Hungarian forints (HUF) to U.S. dollars at the end of each reporting period. The conversion rate of the HUF on June 30, 1995 and 1996 was 125.84 HUF and 153.05 HUF respectively. The Company does not employ any hedging techniques due to the fact the cost to employ them outweighs any potential benefits.. From its formation in June 6, 1990 to June 30, 1995 and June 30, 1996, the Company has reduced its investment in its foreign subsidiary and as part of shareholder equity recognized currency fluctuation losses of <$194,000> and <$208,600> respectively.


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


                   PART II:         OTHER INFORMATION

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K
          A.    Exhibits
                27.1 Financial Data Schedule (For SEC purposes only)










                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     INTERNATIONAL REALTY GROUP, INC.
                                     --------------------------------
                                             (REGISTRANT)


DATE: SEPTEMBER 12, 1996                /S/ RICHARD M. BRADBURY
                                        -------------------------------
                                        RICHARD M. BRADBURY,
                                        PRESIDENT, AND
                                        CHIEF FINANCIAL OFFICER