Form 10KSB
period 1996-12-31
INTERNATIONAL REALTY GROUP INC
filed 1997-12-03
CIK 887310

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File NO. 0-20180

                        INTERNATIONAL REALTY GROUP, INC.

       DELAWARE                                        62-1277260
------------------------                 ---------------------------------------
(State of incorporation)                 (I.R.S. Employer Identification Number)

                      111 Northwest 183rd Street, Suite 518
                              Miami, Florida, 33169
                                 (305) 944-8811

Securities registered under Section 12(b)
  of the Exchange Act:                                     NONE.

Securities registered under Section 12(g)
  of the Exchange Act:                           COMMON STOCK PAR VALUE $.001.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Revenues for the most recent fiscal year were $604,000.

The aggregate market value of shares of the registrant's voting stock held by non-affiliates as of December 31, 1996 is significantly below $25,000,000, although the exact amount is unavailable since there was no active market for the registrant's common stock. The aggregate number of shares of the registrant's voting stock held by non-affiliates as of December 31, 1996 is approximately 3,532,187.

As of September 1, 1997, there were 9,954,313 shares of the registrant's common stock outstanding.

                                TABLE OF CONTENTS


PART I                                                                                  PAGE
------

ITEM 1.  Description of Business                                                          2
ITEM 2.  Description of Property                                                          4
ITEM 3.  Legal Proceedings                                                                6
ITEM 4.  Submission of Matters to a Vote of Security Holders                              6


PART II
-------

ITEM 5.  Market for Common Equity and Related Stockholder Matters                         6
ITEM 6.  Management's Discussion & Analysis or Plan of Operations                         6
ITEM 7.  Financial Statements                                                             9
ITEM 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                                         9

PART III
--------

ITEM 9.  Directors and Executive Officers, Promoters and Control Persons;                10
ITEM 10. Executive Compensation                                                          11
ITEM 11. Security Ownership of Certain Beneficial Owners and Management                  12
ITEM 12. Certain Relationships and Related Transactions                                  12
ITEM 13. Exhibits and Reports on Form 8-K                                                14

PART I:
ITEM 1:     DESCRIPTION OF BUSINESS

INTERNATIONAL REALTY GROUP, INC.,( the "Company") was incorporated in Delaware on April 13, 1970 and operated under the name Bosco Resources Corporation until June 10, 1973, when it ceased operations after its assets were nationalized without compensation by the Libyan Government. The Company remained inactive until December 15, 1986 when it acquired all of the outstanding shares of APPRAISAL GROUP, INC. in exchange for 4,150,000 shares of common stock (after a 1 for 8 reverse split) and changed its name to APPRAISAL GROUP INTERNATIONAL INC. Subsequently, on August 10, 1989, the Company's name was changed to INTERNATIONAL REALTY GROUP, INC. Its principle offices are located at 111 N.W. 183 Street, Suite 518, Miami, Florida 33169. Its telephone number is (305) 944-8811.

BUSINESS OPERATIONS

The Company, together with its consolidated subsidiaries, currently operates in two business segments: (i) real estate consulting services, and (ii) land development.

REAL ESTATE CONSULTING SERVICES

The Company's real estate consulting services operate through its domestic and foreign subsidiaries, which represented 55% and 45% respectively, of total Company revenue in 1996. Domestic operations are performed through Appraisal Group, Inc. and foreign operations are performed through Appraisal Group International, Rt.

APPRAISAL GROUP, INC.

Appraisal Group, Inc., organized on August 21, 1974, is an appraisal and valuation company, specializing in commercial real estate, machinery, equipment, business and residential appraisals.

Real estate appraisals are performed on a domestic and international level, including recent engagements in Mexico, China, Lithuania, Estonia, Panama, and Hungary. An estimated 70% percent of appraisal revenue is derived from projects in the United States and 30% percent from international projects. Properties appraised include office buildings, shopping centers, apartment complexes, hotels, resorts and golf courses. The Company also performs a large volume of single family appraisals to fully serve its clients.

Commercial appraisals are generally full narrative appraisals prepared in accordance with the Uniform Standards of Professional Appraisal Practice. The appraisals are utilized by governmental agencies, banks, institutions, property owners, developers and attorneys for a variety of purposes, including financing, insurance, portfolio analysis, litigation support, estate analysis and current market valuation. The majority of the residential appraisals are completed on forms promulgated by the Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (FHLMC) and are normally utilized for financing and estate purposes. In addition, the company performs business valuations, equipment and machinery valuations, and litigation support for its clients.

Except for salaries of the Chief Executive Officer and administrative staff, the staff of Appraisal Group, Inc. consists of independent contractors who accept assignments pursuant to negotiated fee arrangements. All appraisers must be licensed and certified real estate appraisers, pursuant to applicable law. In addition to the appraisers in the Miami office, the company has contracts with other licensed and certified independent contractors on a national basis.

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

APPRAISAL GROUP INTERNATIONAL, RT.

Appraisal Group International, Rt. ("AGII Rt."), organized on June 6, 1990 under the laws of the country of Hungary, is 75% owned by Stragix International, Inc. ("Stragix"), which is itself a wholly-owned subsidiary of the Company. The remaining 25% of AGII Rt. is owned by existing AGII Rt. management. See "Certain Relationships and Related Transactions". AGII Rt. is engaged in valuations of businesses, real estate, management, consulting, privatization management and trade brokerage in Central and Eastern Europe.

The majority of business of AGII Rt. has been the valuation of businesses and real estate, primarily for the State Property Agency, an agency of the Hungarian government and local city municipalities. In addition, AGII Rt. is an official court appointed liquidator. As court appointed liquidator, the Company is responsible to oversee the operational and financial integrity of the companies it is liquidating. Currently AGII Rt. is liquidating approximately 130 separate companies on behalf of the court. The complete liquidation process for an individual company takes approximately two years, after which the Company typically earns a fee of approximately 3% of the net collected proceeds of the liquidation.

COMPETITION

There is significant competition in the field of appraisals and real estate consulting services. Industry sources estimate that the appraisal service industry in the United States includes over 84,000 state licensed and certified appraisers in the United States. The Company's competition generally comes from three types of organizations; (i) "Big Six" accounting firms; (ii) multi-office appraisal firms; and (iii) small appraisal firms. A majority of the large accounting firms have appraisal departments. The name recognition of these large accounting firms provides such firms with a competitive advantage, however, the Company believes that their relatively high fees for services allow market penetration by firms such as the Company. All of the major accounting firms possess substantially greater financial and other resources that the Company. The most prominent United States multi-office appraisal firms are American Appraisal Company, Marshal & Stevens, Joseph Blake & Associates, Cushman & Wakefield and Valuation Consultants International Ltd. The majority of appraisal firms employ one to five appraisers who are primarily involved in residential appraisals, although many small firms do perform commercial appraisals. These firms may have lower overhead than the Company, however, they may lack the expertise to perform complex commercial appraisals and accept assignments on an international basis as the Company routinely does.

LAND DEVELOPMENT

Pursuant to the Company's reverse merger transaction with DSC and Hemisphere, the Company acquired interests in five properties located in Mexico. See "Item 12--Certain Relations and Related Transactions" and "Item 2--Description of Properties". The Company believes that each of the Mexican properties is suitable for future development as either a resort, residential or commercial property. Since the properties secure the Company's obligations under the DSC and Hemisphere Note, the Company does not plan to undertake any development of such properties until after the DSC and Hemisphere Notes have been converted. (While no assurances can be given, the Company expects that the conversion of the DSC and Hemisphere Notes will occur in the first quarter of 1998.) Any development of the properties thereafter is contingent upon the Company obtaining necessary financing. Potential sources of financing include mortgage financing from financial institutions located in the United States of Mexico, or the issuance of equity securities of the Company. The Company has no present understanding, agreement or commitment for financing any such property and there can be no assurance that financing will be available to the Company on commercially reasonable terms or at all.

OTHER ACTIVITIES:

U.S. PROPERTY INVESTMENT & AUCTION, INC. ("U.S. PROPERTIES"), was organized in March 1987 and is a licensed Florida Real Estate Broker. The company provides to its foreign and domestic clients real estate brokerage and property management services.

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

ITEM 2:  DESCRIPTION OF PROPERTY

The Company, or through its subsidiaries, currently is subject to two (2) leases for office facilities and owns seven (7) properties.

The Company leases 2,500 square feet of office space located in Miami, Florida, which serves as the Company's corporate headquarters and its domestic operations. In addition, it leases 2,000 square feet of office space in Budapest, Hungary, which is utilized by its foreign operations. Both leases are on a month-to-month basis. The Company's aggregate lease payments per month are approximately $4,000 .

The Company's real estate properties include:

Clusters Inmobiliaria de Ixtapa, S.A. de C.V. ("Clusters Ixtapa"), a company formed under the laws of Mexico on July 24, 1991, owns land in Ixtapa, on the Pacific coast of Mexico, in the

State of Guerrero, Mexico. The Company has a 75% interest. The 26-acre partially developed property is within the 208-acre planned unit development called "Marina Ixtapa" located in the town of Ixtapa-Zihuatanejo on the Pacific Coast of Mexico, approximately 240 kilometers northwest of the port of Acapulco, which is majority (75%) owned by the Company's subsidiary Clusters Inmobiliaria de Ixtapa, S.A. de C.V. The preliminary site work has been completed and the property is being held for future development. Although the Company presently has no understandings or agreements with respect to the development of the property, the development plans call for the construction of 144 residential and commercial condominium units in three buildings of four-stories each, and the development of 60 single family residential villas. Management estimates that future improvement and development costs to complete this project are approximately $37,000,000 over a five-year period. The project would be completed in intervals in order to allow the Company to build the project in 20% stages through a revolving construction line of credit. The Company is aware of at least five similar projects developed or under development in Marina Ixtapa. Preliminary market research indicates that the competition in the market for single family developments is intense, while the competitive conditions for the commercial and condominium developments is less intense. The property is subject to a mortgage in the approximate amount of $5,628,426 at an interest rate of 5.25%. which the Company holds, and such mortgage is eliminated in consolidation. Pursuant to the DSC Transaction, the Company acquired from DSC the $5,625,000 debt obligation of Clusters Ixtapa on the Closing Date.

Caye Bokel, Limited ("Caye Bokel"), a company formed under the laws of Belize, on January 27, 1995, owns an 87-acre property on the Island of Caye Bokel, country of Belize, which is being held for future development and is not subject to a mortgage. Centro de Promociones Guerrero S.A. de C.V. ("Centro"), a company formed under the laws of Mexico on March 13, 1989, owns land located in Acapulco, State of Guerrero, Mexico, known as Campo de Tiro. The eight-acre, partially developed residential property is being held for future development and is subject to a mortgage in the approximate amount of $632,200 as of December 31, 1996.

Nueva Tierra, a company formed under the laws of Mexico on October 6, 1995, is the General Partner of the following Participating Associations, a form of limited partnership in Mexico.

Villas del Carbon, a Participating Association formed under the laws of Mexico on January 19, 1996, owns a residential development located in Villa del Carbon, State of Mexico in which Nueva Tierra has a 79.08 percent interest. The 24-acre property, which is presently being held by the Company for future development, is partially developed and presently has a clubhouse, roads and utility lines to the property boundary. Preliminary development plans call for development of 180 home sites for sale to builders or individuals who wish to construct weekend country houses. This property is not subject to a mortgage.

Hacienda del Franco, a Participating Association formed under the laws of Mexico on January 10, 1996, owns a residential development project located near Silao in the State of Guanajuato, in which Nueva Tierra has an 81.13 percent interest. The property consists of approximately 236 acres of land and includes a traditional colonial style hacienda. The property is being held for future development centered around the hacienda. The property is subject to a mortgage in the amount of $465,800 as of December 31, 1996.

Bahia de Cortes, a Participating Association formed under the laws of Mexico on February 7, 1996, owns a resort development project located in Baja California near La Paz, in which

Nueva Tierra has a 77.89 percent interest. The property, which is being held for future development, consists of approximately 3,451 acres of land including over five kilometers of beachfront property The property is not subject to a mortgage.

Two (2) developed vacant lots totaling 1 acre located in Clear Lake Pines, La Grange, Texas, a second-home recreational development. The property has no mortgage nor encumbrances and there are no plans for development as the property is held for investment.

REAL ESTATE INVESTMENT POLICY

Certain of the Company's properties are held for investment purposes. The Company's real estate investment policy is to acquire both existing income producing real estate properties to provide current income and cash flow and undeveloped properties to provide capital appreciation. The real estate policy is not subject to shareholder approval and does not restrict the Company to a particular type, size or geographic location for any such acquisitions or the number or amount of mortgages that may be placed on any one piece of property. The Company seeks to acquire properties that: (i) are significantly under-valued in relation to its market or type; (ii) where the properties debt can be restructured to provide enhanced cash flow; (iii) where a property is partially developed and can be acquired for a discount and the development completed and operated at above-average returns. At this time, management believes there are a number of such opportunities in Mexico, the Caribbean and other South American countries. The Company may acquire its ownership through the direct purchase of the property or through the acquisition of the Common Stock or other equity securities of an entity whose primary activity is the operation or development of the real estate property. Subject to the Board of Director's fiduciary obligations to shareholders, the Company may acquire properties for either investment or development that are owned directly or indirectly by affiliates of the Company. The Company may acquire its real estate acquisitions through the issuance of its Common Stock or the assumption of existing debt.

ITEM 3: LEGAL PROCEEDINGS

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol IRGR. During 1996, there was no trading activity for the Company's Common Stock.

The Company has not declared any cash dividends during 1996. As of December 31, 1996, there were 899 holders of record of Common Stock, with 9,954,250 shares issued and outstanding. Such number of shares of Common Stock does not include 105,638,300 shares which will be issued upon conversion of the DSC Note and Hemisphere Note after the Company has increased its authorized shares of Common Stock. See Item 12 "Certain Relationships and Related Transactions".

ITEM 6:  MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATION:

The following discussion and analysis covers any material changes in financial condition since December 31, 1995 and any material changes in the results of operations for the 12 months ended December 31, 1996, as compared to the same period in 1995. As discussed herein, the Company consummated a share exchange transaction resulting in a reverse acquisition which has been accounted for in a manner similar to a pooling of interests. (See Item 12 "Certain

Relationships and Related Transactions".) Accordingly, the consolidated financial statements have been retroactively restated to include the accounts of the companies transferred by DSC and Hemisphere, at historical cost. This discussion and analysis should be read in conjunction with the audited financial statements for periods prior to the consummation of the transaction with DSC and Hemisphere, contained elsewhere herein.

RESULTS OF OPERATIONS:

         REVENUE which was derived from consulting services for the year 1996 decreased 46% from $1,129,400 in 1995 to $604,000 in 1996. Revenues from foreign operations decreased 60% from $690,800 in 1995 to $272,500 in 1996. The decrease in foreign revenue is attributed to the decrease in consulting assignments from various Hungarian government agencies. Revenues from domestic operations decreased 35% from $531,300 in 1995 to $331,500 in 1996. OPERATING EXPENSES for the year 1996 decreased 26% from $1,502,700 in 1995 to $1,106,000 in 1996.
SELLING, GENERAL AND OVERHEAD OPERATING EXPENSES for the year 1996 were $412,500 versus $378,400 for the comparable period in 1995. Included in this expense category for 1996 are expenses associated with the reverse acquisition, amounting to $186,000. Included in the $186,000 of such expenses were $43,600 incurred in 1995 and recognized on the Closing date of the acquisition. DIRECT expenses including the production of appraisal reports, appraisers' fees, travel, reproduction, photography and all related expenses decreased 35% from $620,800 in 1995 to $403,500 in 1996. The decrease in direct expenses follows the overall decline in revenue for the period. PAYROLL AND RELATED BENEFITS decreased 44% with $233,400 in 1996 compared to $415,700 in 1995. AMORTIZATION and DEPRECIATION expenses were consistent between the periods. There were no operating expenses attributable to land development activities during the period.

OTHER INCOME AND EXPENSES for the comparative periods were significantly influenced by the inclusion of the results of operations of Clusters Ixtapa as a result of the transaction with DSC and Hemisphere. Clusters Ixtapa had received loans in the principal amount of $23,007,000 (the "NAFIN Debt") from its lender, National Financiera, S.N.C. Bank ("NAFIN"). On December 29, 1995, Clusters Ixtapa, DSC and NAFIN entered into a restructuring plan with respect to the NAFIN Debt, to which the Company was not a party. Pursuant to the restructuring plan, DSC assumed the NAFIN Debt in exchange for Clusters Ixtapa's payment of approximately $15,341,000 and DSC's payment of the difference. DSC has advised the Company it intends to repay such difference, as well as certain other debt of DSC to NAFIN, through the transfer from DSC to NAFIN of approximately 15,991,000 shares of the Company's Common Stock upon the conversion of the DSC Note. Subsequently, pursuant to the DSC Transaction, the Company acquired from DSC a $5,628,426 debt obligation of Clusters Ixtapa on the Closing Date. See
Item 12 "Certain Relationships and Related Transactions".

The majority of interest income ($7,031,900 of the $7,125,900) for the year 1995 (compared to $61,100 in 1996) is attributable to the funds on deposit with NAFIN on behalf of Clusters Ixtapa. The majority of interest expense ($9,372,700 of the $9,399,700) for the year 1995 (compared to $128,000 in 1996) is attributable to Clusters Ixtapa. Gain or (losses) for exchange rate fluctuations $1,458,500 in 1995, compared to ($110,000) in 1996 is attributable to Mexican operations. Appraisal Group International, Rt. recognized a gain on sale of securities in the amount of $112,200 during 1996.

PART II.  CONTINUED
ITEM 6.  CONTINUED

LIQUIDITY AND CAPITAL RESOURCES:

For the years ended December 31, 1996 and 1995, the Company and its subsidiaries reported net losses of $569,800 and $975,100, respectively. Although revenues from the Company's core business (appraisals) have decreased over the past few years, the Company believes the declines will stabilize. During the early part of 1997, management instituted new initiatives to increase its appraisal volume. The results of its initiative has not been disappointing, however, the Company needs to continue its current efforts in order to reverse the negative trend of prior years.

CASH FLOW FROM OPERATIONS. The Company incurred for year-end December 31, 1996 a net loss of $569,800, while maintaining a positive cash flow from operations of $278,700 compared to a net loss of $975,100 and a deficient cash flow from operations of $69,300 in 1995.

WORKING CAPITAL. The Company's current assets exceed its current liabilities by approximately $186,400. Included in current liabilities are accrued officer's salaries amounting to approximately $462,200 and shareholder loans of approximately $58,000. During 1995 the Company entered into a share exchange transaction with DSC and Hemisphere, which was closed on August 19, 1996. Pursuant to an agreement, DSC agreed to advance $300,000 of working capital to the Company. As of December 31, 1995 and December 31, 1996 $62,500 and $195,025 of such advances had been made to the Company and were included in the convertible note as of the Closing date. An additional $100,000 of said advances have been made to the Company as of the date hereof.

LONG-TERM DEBT. At December 31, 1996, Long-Term debt totaled $1,215,400 compared to $764,200 in 1995. The increase in long-term debt reflected the acquisition of Newland Corporation on the Closing date, and the assumption of approximately $550,600 of debt. Of the long-term debt, mortgages payable secured by the underlying real estate, payable to Mexican financial institutions totaled $1,098,000. Unsecured debt attributable to the Company's operating subsidiaries totaled $113,400 of which $68,400 is attributable to foreign operations and $49,000 to domestic operations.

CURRENCY RISK. The Company's operating entities are not subject to direct currency conversion risks. The Company's primary operating entities provide consulting services to their clients in their own geographic locations. All consulting services performed by APPRAISAL GROUP, INC. based in Miami, Florida are reported and paid in U.S. dollars. All assets and liabilities of Hungarian operations are translated into U.S. dollars at period-end exchange rates with the resulting translation adjustment recorded in accumulated translation adjustment in shareholder's equity.

The functional currency of the Mexican companies is the U.S. dollar. Therefore, all peso denominated transactions represent foreign currency transactions. Foreign currency transaction gains and losses are included in determining net income. All foreign currency transaction gains or losses in 1995 or 1996 were attributable to the Mexican operations.

The Hungarian exchange rate used for the years ended December 31, 1996 and 1995 was HUF$176.25 and HUF$139.81, respectively. The Mexican exchange rate used for the years ended December 31, 1996 and 1995 was MNP$7.87 and MNP$7.74, respectively.

PART II.  CONTINUED
ITEM 6.   CONTINUED

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
----------------------------------------------------

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result", "are expected to", "will continue", "is anticipated", "estimated", "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among other, the following: (i) the Company's ability to obtain additional financing to implement its business strategy; (ii) real estate investment risks, including the potential for increases in real property taxes;
(iii) real estate development risks, including obtaining building permits or necessary zoning changes, construction delays strikes, adverse weather conditions and other conditions beyond the control of the Company; (iv) illiquidity of real estate investments; (v) the financial condition of the Company's clients; (vi) imposition of new regulatory requirements affecting the Company; (vii) a downturn in general or local economic conditions where the Company owns real property; (viii) the delay or failure to properly manage growth and successfully integrate acquired companies and operations; (ix) lack of geographic diversification; (x) effect of uninsured loss and (ix) other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission.

The Company cautions that actual results or outcomes could differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 7:  FINANCIAL STATEMENTS

The Consolidated Financial Statements of the Company and Notes thereto are contained elsewhere herein.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART II.  CONTINUED.

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

                        EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are:

NAME                       AGE    POSITION HELD WITH THE COMPANY                          DATE OF SERVICE
----                       ---    ------------------------------                          ---------------
Bernardo Dominguez         36     Chairman of the Board of Directors                           1996
Richard Bradbury           53     Director, President & Chief Executive Officer                1993
Pablo Macedo               66     Secretary                                                    1996
Alton Hollis               70     Director                                                     1986

Pursuant to the DSC and Hemisphere Transaction, simultaneous with Closing on August 19, 1996, Jack Birnholz, Geoffrey Bell, John Day and Shirley Birnholz submitted their resignations to the Board of Directors. The Board appointed Bernardo Dominguez C. to fill one of the vacancies and appointed Pablo Macedo to serve as the Company's Secretary. (See "Certain Relationships and Related Transactions" contained herein). There are no family relationships among any of the executive officers of the Company. There have been no events under bankruptcy or insolvency laws, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officer during the past five years.

The following information is provided for Messrs. Dominguez, Bradbury and
Hollis:

         Bernardo Dominguez, Chairman of the Board of the Company, has been with the Company since August 1996, when the Company completed a share exchange transaction with DSC, S.A. de C.V.. Mr. Dominguez has been President and Chief Executive Officer of DSC since 1986 to present... See "Certain Relationships and Related Transactions".

         Richard M. Bradbury has been a Director, President and Chief Financial Officer of the Company since March 1993. Since August 1996, Mr. Bradbury assumed the responsibility as Chief Executive Officer. From 1987 to 1993, Mr. Bradbury served as Executive Vice President of J.S. Karlton Company, New York, where he was responsible for portfolio and financial management of the firm's office, industrial, apartment and retail real estate holdings.

         General Alton Hollis (USAF Retired), has been a Director of the Company since 1986. Since his retirement from Military Service in 1981, General Hollis has served as President of Hollis Appraisal Services, a real estate brokerage and appraisal firm in Atlanta, Georgia.

         Pablo Macedo, Secretary of the Company, has been with the Company since August 1996, when the Company completed a share exchange transaction with DSC, S.A. de C.V.. Mr. Macedo has been Executive Vice President of DSC from 1992 to present. From 1984 to 1992, he was Chief Executive Officer of Promociones Turisticas Banamex, S.A. de C.V.

ITEM 10:  EXECUTIVE COMPENSATION.

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

PART II. CONTINUED.
ITEM 10: CONTINUED.

stock and other equity securities of the Company. Executive officers, directors and persons who own more than 10% of a registered class of the Company's equity securities are required by the SEC regulation to furnish the Company with copies of all Section 16(a) forms they file with the SEC.

The following table provides information concerning the compensation paid to persons who served as the Company's chief executive officer during the 1996 fiscal year and other executive officers of the Company who received salary and bonus in excess of $100,000 for the 1996 fiscal year.

----------------------- --------- -------------- --------- ---------- --------------- ---------- ----------- ----------
    NAME/POSITION         YEAR       SALARY       BONUS     OTHER       RESTRICTED      STOCK       LTIP         ALL
                                                            ANNUAL        STOCK        OPTIONS                  OTHER
                                                             COMP         AWARDS                   PAYOUTS       COMP
----------------------- --------- -------------- --------- ---------- --------------- ---------- ----------- ----------
Richard Bradbury          1996    100,000(1)        0          0            0              0          0           0

                          1995    100,000(2)        0          0           202,500(3)      0          0           0

                          1994    100,000(3)        0          0           800,500         0          0           0
----------------------- --------- -------------- --------- ---------- --------------- ---------- ----------- ----------

NOTES:

(1)      Includes accrued and deferred salary of $92,300.
(2)      Includes accrued and deferred salary of $82,700.
         On December 31, 1995, the Company awarded to Mr. Bradbury 2,500 shares of Common Stock in consideration for his services rendered in his capacity as a Director at $.782 per share.
(3)      Includes accrued and deferred salary of $95,000.
         On December 31, 1994 the Company awarded to Mr. Bradbury 500 shares of Common Stock in consideration for services rendered in his capacity as Director of the Company. In addition, Mr. Bradbury's employment agreement was amended and the revised agreement awarded 300,000 shares and reduced the number of options from 700,000 to 400,000 and modified the option terms. 200,000 options became exercisable in 1995 and 1996. The Company is unable to calculate the dollar value of the such shares since there was no market for the Common Stock at the time of issuance.

DIRECTORS COMPENSATION: Members of the Board of Directors are entitled to receive 500 Shares of Common Stock for each meeting attended. During 1996, no shares of Common Stock were issued for such service.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the Common Stock (as of the date of this Form 10KSB and as adjusted to give effect to the conversion of the DSC and Hemisphere notes) by: (i) each of the Company's Officers and Directors, (ii) each person who is known by the Company to beneficially own more than 5% of the outstanding Common Stock, and (iii) all of the officers and directors as a group.

PART II.  CONTINUED.
ITEM 11.  CONTINUED.

Name and Address                                  Before Conversion of DSC and        After Conversion of DSC and
of Beneficial Owner                                   Hemisphere Notes (1)                Hemisphere Notes (2)
---------------------------------------------- ----------------------------------- -----------------------------------
                                                                    PERCENTAGE OF                      PERCENTAGE OF
                                                     AMOUNT                 CLASS          AMOUNT              CLASS
                                                   ---------                -----        ---------             -----
Jack Birnholz  (3)                                 4,160,000                41.8%        4,160,000               3.6%
Richard M. Bradbury  (3)                           1,253,000                12.6%        1,253,000               1.1%
Alton Hollis   (3)                                     9,000                    *            9,000                  *
DSC S.A. de C.V. (4)                                 485,930                 4.8%       37,449,960              32.4%
Bernardo Dominguez Moreno (4)                        485,930                 4.8%       37,449,960              32.4%
Bernardo Dominguez Cereceres (4)                     485,930                 4.8%       37,449,960              32.4%
Jorge Lopez Nunez (4)                                485,930                 4.8%       37,449,960              32.4%
Pablo Macedo (4)                                           0                                     0
Hemisphere Developments Limited (5)                  514,070                 5.2%       53,277,340              46.1%
Monique Roggero-Ciana (5)                            514,070                 5.2%       53,277,340              46.1%
Nacional Financiera, S.N.C. (6)                            0                            15,991,000              13.8%
---------------------------------------------- -------------- -------------------- ---------------- ------------------
All Officers and Directors as a
Group (3 persons)                                  1,747,930                17.5%       38,711,960              33.5%

 *  Represents less than one percent of class
(1) As of the date of this Form 10KSB, there are 9,954,187 shares of the Company's Common Stock issued and outstanding.
(2) Reflects the beneficial ownership of the Common Stock after the conversion of the DSC and Hemisphere Notes, which is expected to occur approximately 20 days after the distribution of an Information Statement to the Company's stockholders and gives effect to the transfer of approximately 15,991,000 shares of Common Stock from DSC to NAFIN. See "The Transaction". As of such date there will be approximately 115,592,487 shares of Common Stock issued and outstanding.
(3) Such person's address is c/o International Realty Group, Inc., 111 NW 183 Street, Suite 518, Miami, Florida 33169
(4) Such person's address is c/o DSC, Constituyentes No.647, Col.16 de Septiembre, Mexico D.F.11810
(5) Such person's address is c/o Hemisphere, Atlantic House, 4-8 Circular Road, Douglas, Isle of Man
(6) Such person's address is c/o Insurjendes Sur No.1971, Tower 4, Floor 9, Mexico City 01020, Mexico

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no related party transactions between any officer or director which involved the Company or any of its subsidiaries during 1995 and 1996, except the following. In 1995, the Board of Directors of Appraisal Group International, RT (AGII Rt.) with the concurrence of its parent, authorized the exchange of twenty five percent (25%) of AGII Rt. common stock with certain directors/officers/employees of the Corporation for securities of other Hungarian corporations. The fair values of the securities were based on the estimated fair value of AGII Rt. compared to the net equity of the companies in the exchange of securities. The securities, included in other assets at December 31, 1995 were sold to third parties in 1996 at a gain of $112,200.

The Company consummated a share exchange transaction ("Transaction") with DSC, S.A. de C.V. ("DSC") and Hemisphere Developments Limited ("Hemisphere") on August 19, 1996 (the "Closing Date"). The Transaction has been accounted for in a manner similar to a pooling of interest. The assets acquired by the Company as described below were accounted for at historical cost.

PART II.  CONTINUED
ITEM 12:  CONTINUED.

Pursuant to the terms of the Amended and Restated Agreement entered into between the parties as of August 19, 1996, the Company acquired the following assets from DSC and Hemisphere as of August 19, 1996; (i) DSC's 100 percent interest in Centro de Promociones Guerrero S.A. de C.V. ("Centro"); (ii) DSC's 75 percent interest in Clusters Inmobiliaria de Ixtapa, S.A. de C.V. ("Clusters Ixtapa");
(iii) a promissory note ("Clusters Note") in the principal amount of $5,628,426 of Clusters Ixtapa; (iv) DSC's 30 percent interest in Nueva Tierra, S.A. de C.V. ("Nueva Tierra"); and (v) Hemisphere's 100 percent interest in Newland Corporation, which, in turn, holds a 70 percent interest in Nueva Tierra. Nueva Tierra owns a majority interest and is the general partner of the following real estate Asociacion en Participacion ("Participating Associations"), a form of limited partnership in Mexico: (x) Villas Del Carbon; (y) Hacienda del Franco; and (z) Bahia de Cortes. The assets acquired by the Company are collectively referred to herein as the "Assets". For additional information regarding the Assets, see "Item 2--Description of Properties".

In exchange for the Assets, the Company issued to DSC on the Closing Date 485,930 shares of the Company's Common Stock and a Convertible Promissory Note (the "DSC Note") in the principal amount of $4,858,828 convertible into 52,875,030 shares of the Common Stock. The Company issued to Hemisphere on the Closing Date 514,070 shares of Common Stock and a Convertible Promissory Note ("Hemisphere Note") in the principal amount of $4,848,558 convertible into 52,763,270 shares of Common Stock.

The Company may force the conversion of the DSC and Hemisphere Note after the Company's Certificate of Incorporation has been amended to increase the number of authorized shares of Common Stock from 10,000,000 to 450,000,000. The Company intends to amend its Certificate of Incorporation with the State of Delaware as soon as possible after the expiration of the twenty day period following the mailing of an Information Statement to stockholders. The Company anticipates that, at the earliest, the authorized Common Stock will be increased and the DSC and Hemisphere Notes converted to Common Stock during the fourth quarter of 1997. The DSC and Hemisphere Notes are secured by the Assets and matures on January 1, 1998.

The Amended and Restated Agreement provides that DSC will make $300,000 in working capital advances to the Company. DSC made approximately $195,000 of such advances to the Company as of the Closing Date and approximately $295,000 as of the date hereof. The amount of such advances have been added to the amount of the capital contributed to the Company in Transaction.

The shares of Common Stock issued to DSC and Hemisphere on the Closing Date and upon conversion of the DSC and Hemisphere Note have and will be issued by the Company in reliance on the exemption from registration under the Securities Act of 1933 provided by Regulation S. The Agreement provides that the shares of Common Stock issued to DSC will be afforded certain demand and piggyback registration rights.

On the Closing Date, John Day, Geoffrey Bell and Jack Birnholz resigned from the Company's Board of Directors and the remaining members of the Board -- Richard Bradbury and Alton Hollis -- appointed Bernardo Dominguez C. (the President of
DSC) to fill a vacancy on the Company's Board of Directors. Pablo Macedo was elected Secretary of the Company on the Closing Date.

PART II.  CONTINUED
ITEM 12:  CONTINUED.

A change in control of the Company will occur upon the conversion of the DSC and Hemisphere Notes. At such time, DSC will own approximately 53,360,960 shares of Common Stock or 46.2 percent of the then outstanding shares of Common Stock, and Hemisphere will own approximately 53,277,340 shares of Common Stock or 46.1 percent of the then outstanding Common Stock. The DSC percentage includes the 15,991,000 shares of Common Stock (approximately 14.2 percent) that DSC intends to subsequently transfer to NAFIN. As a result, DSC and Hemisphere will be in a position to determine the outcome for the election of directors and thereby control the Company. The change in control is expected to occur during the fourth quarter of 1997. At such time, approximately 115,592,487 shares of Common Stock will be issued and outstanding.

The Company intends to call a special meeting of the stockholders after the conversion of the DSC and Hemisphere Notes to elect three to five directors, one of which will be designated by Hemisphere, one of which will be designated by the Company, and the remainder will be designated by DSC.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

(a) 1.   INDEX TO FINANCIAL STATEMENTS
                                                                            PAGE
                                                                            ----
         INTERNATIONAL REALTY GROUP - CONSOLIDATED FINANCIAL STATEMENTS

         Independent auditors' report                                          1
            Consolidated balance sheet                                         2
            Consolidated statements of operations                              3
            Consolidated statements of shareholders' equity                    4
            Consolidated statements of cash flows                            5-6
            Summary of significant accounting policies                       7-9
            Notes to consolidated financial statements                     10-12

2.       EXHIBITS

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

         10.2 Employment Agreement, dated January 1, 1992 between Jack Birnholz and the Company. Incorporated herein by reference to Exhibit (b)7. to the May 5, 1992 Form 8.*

         10.3 Employment Agreement, dated January 1, 1992 between M. Goldstein and the Company. Incorporated herein by reference to Exhibit (b)8. to the May 5, 1992 Form 8.*

         10.4 Employment Agreement, dated March 1, 1993 and modified December 31, 1994 between Richard M. Bradbury and the Company, incorporated herein by reference to the exhibits in the 1994 Form 10-KSB, dated May 31, 1995.*

         10.5 Amended and Restated Agreement, dated as of August 19, 1996, between the Company, DSC S.A. de C.V. and Hemisphere Developments, Limited, incorporated herein by reference to the exhibit in the Company's Amendment No. 2 (Two) Current Report on Form 8-K, as filed with the Commission on November 26, 1997.

         10.6 Convertible Note, dated as of August 19, 1996, in favor of DSC, S.A. de C.V., incorporated herein by reference to the exhibit in the Company's Amendment No. 2 (Two) Current Report on Form 8-K, as filed with the Commission on November 26, 1997.

         10.7 Convertible Note, dated as of August 19, 1996, in favor of Hemisphere Developments, Limited, incorporated herein by reference to the exhibit in the Company's Amendment No. 2
                  (Two) Current Report on Form 8-K, as filed with the Commission on November 26, 1997.

         21.1 The following table sets forth, as of December 31, 1995 the name of each subsidiary of the Company's percentage ownership and each jurisdiction of incorporation of the subsidiary:


                                                                                                         STATE OR
                                                                                  DATE OF                COUNTRY OF
NAME OF SUBSIDIARY                                         OWNERSHIP           INCORPORATION           INCORPORATION
------------------                                         ---------           -------------           -------------
U.S. Companies:
---------------
The Appraisal Group, Inc.                                     100             August 21, 1974             Florida
U.S. Properties Investment & Auction, Inc.                    100             March 31, 1987              Florida
Appraisal Group Int'l., Inc.                                  100              July 7, 1989               Florida
Stragix Int'l., Inc.                                          100              April 1, 1990              Florida
IRG Financial Services, Inc.                                  100              June 15, 1992              Florida

Foreign Companies
-----------------
Centro de Promociones Guerrero S.A. de C.V.                   100             March 13, 1989              Mexico
Appraisal Group Int'l., Rt.                                    75              June 6, 1990               Hungary
Cluster Inmobiliaria de Ixtapa, S.A. de C.V.                   75              July 24, 1991              Mexico
Caye Bokel Limited                                            100            January 27, 1995             Belize
Newland Corp.                                                 100            December 12, 1995       Marshall Islands
Nueva Tierra, S.A. de C.V.                                     30             October 6, 1995             Mexico
Hacienda del Franco, A.P.                                    81.13           January 10, 1996             Mexico
Villas del Carbon A.P.                                       79.08           January 19, 1996             Mexico
Bahia de Cortes A.P.                                         77.89           February 7, 1996             Mexico


         27.1     Financial Data Schedule

    *Denotes a management contract or compensatory plan or arrangement.

(b)      REPORTS ON FORM 8-K

                  The Company filed with the Securities and Exchange Commission the following report on Form 8-K during the last quarter of the period covered by this Report.

                  September 5, 1996 Consummation of the share exchange transaction between the Company, DSC S.A. de C.V. and Hemisphere Developments, Limited as of August 19, 1996.

                  September 25, 1996 Changes in Registrant's Certifying Accountant, as of April 30, 1994.

                  October 25, 1996 Form 8-K/A-1 Financial Statements required by
                  Item 7.a of Form 8-K and the Pro Forma financial information required by Item 7.b of Form 8-K.

                                   SIGNATURES

IN ACCORDANCE WITH SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS ANNUAL REPORT ON FORM 10-KSB TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          INTERNATIONAL REALTY GROUP, INC.


                                          By: /s/ RICHARD M. BRADBURY
                                              ----------------------------------
                                              Richard M. Bradbury, President
                                              and Director
                                              (Principal Executive and Financial
                                              Officer)

Date: December 2, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

       SIGNATURE                                   TITLE                        DATE
       ---------                                   -----                        ----
/s/ BERNARDO DOMINGUEZ C.
-------------------------
Bernardo Dominguez C.              Chairman of the Board of Directors      December 2, 1997


/s/ RICHARD M. BRADBURY
-----------------------
Richard M. Bradbury                President and Director                  December 2, 1997
                                   (Principal Executive and Financial
                                   Officer)

/s/ ALTON B. HOLLIS
-------------------
Alton B. Hollis                    Director                                December 2, 1997

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

                          INDEPENDENT AUDITORS' REPORT

                                       AND

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES
                     YEARS ENDED DECEMBER 31, 1996 AND 1995






                                    CONTENTS

                                                                                             PAGE

Independent auditors' report                                                                  1

Consolidated financial statements:

  Consolidated balance sheets                                                                 2

  Consolidated statements of operations                                                       3

  Consolidated statements of shareholders' equity                                             4

  Consolidated statements of cash flows                                                   5 - 6

  Summary of significant accounting policies                                              7 - 9

  Notes to consolidated financial statements                                            10 - 21

                          INDEPENDENT AUDITORS' REPORT





Board of Directors and Shareholders
International Realty Group, Inc. and Subsidiaries
North Miami Beach, Florida

We have audited the accompanying consolidated balance sheets of International Realty Group, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Realty Group, Inc. and Subsidiaries, as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Hixson, Marin, Powell & DeSanctis, P.A.

North Miami Beach, Florida
September 26, 1997

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1996 AND 1995


           ASSETS                                            LIABILITIES AND SHAREHOLDERS' EQUITY

                                   1996          1995                                                         1996          1995
                                   ----          ----                                                         ----          ----
Real estate, at cost:                                        Liabilities:
  Property held for future                                     Mortgage and notes
   development                $  10,556,100 $   9,939,500        payable                                 $   1,215,400  $   764,200
                              ------------- -------------                                                -------------  -----------

Receivables:                                                   Accounts payable                                344,600      261,200
  Due from controlling
   shareholder                    2,230,200     1,658,400
                                                               Accrued and other liabilities                   804,300      520,700
                                                                                                         -------------  -----------
  Accounts receivable,
   net of allowance for
   doubtful collections
   of $13,800 at
   December 31, 1996.               320,500       221,500              Total current liabilities             2,364,300    1,546,100
                              ------------- -------------                                                -------------  -----------

                                  2,550,700     1,879,900

                                                             Minority interest                               1,341,800    1,358,100
                                                                                                         -------------  -----------
Cash and equivalents                  7,600        19,500
                                                             Shareholders' equity:

Furniture, equipment,                                          Common stock, $.001 par; authorized
  and improvements                  170,100       205,900       10,000,000 shares; issued 9,954,187 shares
                                                                in 1997 and 8,954,187 shares in 1996            10,000        9,000
Excess of cost over
 estimated fair value
 of net assets acquired             123,200       140,800
                                                               Capital in excess of par                      4,917,400    4,695,300
Other assets                         26,000       589,800
                                                               Convertible notes, convertible into
                                                                105,638,300 shares of common stock           9,707,400    9,490,900

                                                               Cumulative translation adjustment              (216,900)    (203,500)

                                                               Accumulated deficit                          (4,674,800)  (4,105,000)
                                                                                                         -------------  -----------

                                                                                                             9,743,100    9,886,700

                                                               Less shares of common stock held
                                                                in treasury, at cost                            15,500       15,500
                                                                                                         -------------  -----------

                                                                                                             9,727,600    9,871,200

                              ------------- -------------                                                -------------  -----------
                              $  13,433,700 $  12,775,400                                                $  13,433,700  $12,775,400
                              ============= =============                                                =============  ===========



 Read the accompanying summary of significant accounting policies and notes to consolidated financial statements, both of which are an integral of this consolidated financial statement.

                   INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                     1996           1995
                                                 -----------    -----------
Revenues:
  Revenues from services provided                $   604,000    $ 1,129,400
                                                 -----------    -----------

Operating expenses:
  Amortization and depreciation                       56,600         87,800
  Direct                                             403,500        620,800
  Payroll and related benefits                       233,400        415,700
  Selling, general and administrative                412,500        378,400
                                                 -----------    -----------
                                                   1,106,000      1,502,700
                                                 -----------    -----------

Loss before other income (expense), minority
 interest and provision for
 income taxes (benefit)                             (502,000)      (373,300)

Other income (expense):
  Interest income                                     61,100      7,126,900
  Interest expense                                  (128,000)    (9,399,700)
  Gain on sale of securities                         112,200           --
  Gains (losses) on exchange rate fluctuations      (110,400)     1,458,500
  Other expenses                                       3,200        (51,500)
                                                 -----------    -----------

Loss before minority interest and provision
 for income taxes (benefit)                         (563,900)    (1,239,100)

Minority interest in loss of subsidiaries             25,000        250,700
                                                 -----------    -----------

Loss before provision for income taxes (benefit)    (538,900)      (988,400)

Provision for income taxes (benefit)                  30,900        (13,300)
                                                 -----------    -----------

Net loss                                         $  (569,800)   $  (975,100)
                                                 ===========    ===========

Loss per share of common share:                  $     (0.06)   $     (0.10)
                                                 ===========    ===========

Weighted average common shares outstanding         9,954,187      9,324,395
                                                 ===========    ===========





 Read the accompanying summary of significant accounting policies and notes to consolidated financial statements, both of which are an integral of this consolidated financial statement.

               INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1996 AND 1995



                                             Common Stock      Capital in              Cumulative                Treasury Stock
                                         ------------------     Excess of  Convertible Translation  Accumulated  -----------------
                                Total      Shares    Amount        Par        Note      Adjustment    Deficit    Shares    Amount
                             ----------  ---------  -------   -----------  ----------  ---------   -----------   ------   --------
Balance, beginning           $  301,900  7,898,112  $ 7,900   $   597,000  $       --  $(184,100)  $  (103,400)  17,500  $(15,500)
Pooling of interests with
  DSC related group           9,599,100         --       --    12,625,600          --         --    (3,026,500)      --        --
                             ----------  ---------  -------   -----------  ----------  ---------   -----------   ------  --------

Balance begining, as stated   9,901,000  7,898,112    7,900    13,222,600          --   (184,100)   (3,129,900)  17,500   (15,500)

Year ended December 31, 1995:

  Effect of currency
    fluctuations on
    net assets of
    foreign subsidiaries        (19,400)                                                 (19,400)

  Portion of contributed
    assets associated
    with convertible note            --                        (9,490,900)  9,490,900

  Gain on sale of related
    parties                     507,200                           507,200

  Common stock issued
    in exchange for land,
    compensation and
    cancellations of
    long-term debt              457,500  1,056,075    1,100       456,400

  Net loss                     (975,100)                                                              (975,100)
                             ----------  ---------  -------   -----------  ----------  ---------   -----------   ------  --------
Balance, December 31, 1995    9,871,200  8,954,187    9,000     4,695,300   9,490,900   (203,500)   (4,105,000)  17,500   (15,500)

Year ended December 31, 1996
  Effect of currency
    fluctuations on net
    assets of foreign
    subsidiaries                (13,400)                                                 (13,400)

  Common stock issued
    to combining group               --  1,000,000    1,000        90,900     (91,900)

  Change in net assets
    associated with
    convertible note                 --                          (308,400)    308,400

  Notes contributed by
    controlling shareholder     123,200                           123,200

  Cash contributions and
    cancellation of note by
    controlling shareholder     237,500                           237,500

  Assumption of net assets
    in formation of
    participating
    associations                 46,400                            46,400

  Share of additional
    contributions into
    participating
    associations by
    controlling shareholder      32,500                            32,500

  Net loss                     (569,800)                                                              (569,800)
                             ----------  ---------  -------   -----------  ----------  ----------  ------------  ------  ---------
Balance, ending              $9,727,600  9,954,187  $10,000   $ 4,917,400  $9,707,400  $(216,900)  $(4,674,800)  17,500  $(15,500)
                             ==========  =========  =======   ===========  ==========  =========   ===========   ======  ========


 Read the accompanying summary of significant accounting policies and notes to consolidated financial statements, both of which are an integral of this consolidated financial statement.

               INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                               1996                                 1995
                                                                    -------------------------           ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Sources of cash:
    Clients and other                                               $  1,089,200                        $    1,230,400
    Interest                                                              72,400  $ 1,161,600                  102,700  $ 1,333,100
                                                                    ------------                        --------------

  Uses of cash:
    Cash paid to:
      Direct costs                                                       320,100                               656,900
      Operating                                                          389,900                               389,400
      Payroll and related benefits                                       140,500                               244,300
      Interest                                                             3,500                               108,600
      Income taxes                                                        28,900      882,900                    3,200    1,402,400
                                                                    ------------  -----------           --------------  -----------
  Cash provided by (used-in) operating activities                                     278,700                               (69,300)
                                                                                  -----------                           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Source of cash:
    Sales of securities                                                                -                     1,818,100
    Controlling shareholder                                                           279,800                6,950,600    8,768,700
                                                                                                        --------------
  Uses of cash:
    Acquisition of equipment                                               7,700                                21,500
    Real estate                                                            6,900                                   700
    Acquisition costs                                                        -                                  43,900
    Controlling shareholder                                              515,100      529,700                1,844,500    1,910,600
                                                                    ------------  -----------           --------------  -----------

      Cash provided by (used-in) investing activities                                (249,900)                            6,858,100
                                                                                  -----------                           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sources of cash:
    Long-term debt                                                                                              62,500
    Shareholders loans                                                                                          26,700       89,200
                                                                                                        --------------

  Use of cash:
    Payment of:

      Long-term debt                                                                   21,000                             6,873,000
                                                                                  -----------                           -----------

      Cash (used in) financing activities                                             (21,000)                           (6,783,800)
                                                                                  -----------                           -----------
EFFECT OF EXCHANGE RATES ON CASH AND EQUIVALENTS                                      (19,700)                              (19,400)
                                                                                  -----------                           -----------
DECREASE IN CASH AND EQUIVALENTS                                                      (11,900)                              (14,400)
CASH AND EQUIVALENTS, BEGINNING                                                        19,500                                33,900
                                                                                  -----------                           -----------
CASH AND EQUIVALENTS, ENDING                                                      $     7,600                           $    19,500
                                                                                  ===========                           ===========


 Read the accompanying summary of significant accounting policies and notes to consolidated financial statements, both of which are an integral part of this consolidated financial statement.

               INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                           1996           1995
                                                      ------------   ------------
Reconciliation of net loss to cash provided
 by (used-in) operating activities:

Net loss                                              $   (569,800)  $   (975,100)
                                                      ------------   ------------

Adjustments to reconcile net loss to cash
 provided by (used-in) operating activities:
  (Gains) losses due to exchange rate fluctuations         110,400     (1,458,500)
  (Gain) on sale of securities                            (112,200)        -
  Recognition of acquisition costs previously
   capitalized                                              43,900         -
  Amortization and depreciation                             56,600         87,800
  Minority interest in loss of subsidiaries                (25,000)      (250,700)
  Common stock issued as compensation                       -              32,100
  Bad debt                                                  53,800         73,300
  Changes in assets and liabilities:
    Accounts receivable                                     (6,600)       128,700
    Other assets                                           446,800        (60,100)
    Accounts payable                                         4,200       (113,800)
    Accrued and other liabilities                          276,600      2,467,000
                                                      ------------   ------------

                     Total adjustments                     848,500        905,800
                                                      ------------   ------------
Cash provided by (used-in) operating activities       $    278,700   $    (69,300)
                                                      ============   ============

Supplemental schedule of non-cash activities:
  Operating activities:
    Furniture and equipment in exchange for
     accounts receivable                              $     -        $     15,000
                                                      ============   ============

  Investing activities:
    Common stock issued in exchange
     for real property                                $     -        $    401,700
    Reduction of note receivable in
     exchange for real property                             -              45,000
    Net assets contributed by
     participating associations                             46,400         -
                                                      ------------   ------------
                                                      $     46,400   $    446,700
                                                      ============   ============
  Financing activities:
    Common stock issued in exchange for
     cancellation of long-term debt                   $     -        $     23,100
    Common stock and convertible note issued in
     exchange for net assets received in combination       308,400      9,490,900
                                                      ------------   ------------
                                                      $    308,400   $  9,514,000
                                                      ============   ============


      Read the accompanying summary of significant accounting policies and notes to consolidated financial statements, both of which are an integral part of this consolidated financial statement.

                INTERNATIONAL REALTY GROUP, INC AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

RECLASSIFICATION OF FINANCIAL STATEMENT PRESENTATION:

   The Company has changed its balance sheet presentation to a non-classified balance sheet due to the change from principally the service industry to principally real estate holdings and made other reclassifications (see note
   2). Balances for the year ended December 31, 1995 have been reclassified where appropriate to conform to the December 31, 1996 financial statement presentation. Accordingly, the consolidated financial statements have been restated to include the accounts of the companies transferred by DSC and Hemisphere at historical costs.

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

PRINCIPLES OF CONSOLIDATION:

   The consolidated financial statements include the accounts of International Realty Group, Inc. and all subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

REAL ESTATE HELD FOR FUTURE DEVELOPMENT:

   Real estate held for future development consists of undeveloped and partially developed land and is carried at the lower of cost or net realizable value. Construction costs, including interest charges are capitalized while the project is under development. No substantial construction has occurred in 1995 or 1996 and interest has not been capitalized since construction ceased.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

   The carrying amounts of cash and equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values because of the short duration of these instruments.

IMPAIRMENT OF LONG-LIVED ASSETS:

   Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. Adoption of this new standard did not have an impact on the Company's financial position or results of operations.

                INTERNATIONAL REALTY GROUP, INC AND SUBSIDIARIES
             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

REVENUE RECOGNITION:

   All operating revenues are generated from appraisal operations. Service revenues are recognized on the percentage of completion method of accounting. Percentage of completion is determined by reference to the extent of contract performance, future performance and costs incurred. Costs and estimated earnings in excess of billings on uncompleted contracts are reported in other assets. Billings in excess of costs and estimated earnings on uncompleted contracts are reported in accrued and other liabilities. Provisions for estimated losses are recorded when management determines that a loss on the contract is probable. Substantially all service contracts have been short term.

CASH AND EQUIVALENTS:

   The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

FOREIGN CURRENCY TRANSLATION:

   All assets and liabilities of Hungarian operations are translated into United States dollars at period-end exchange rates with the resulting translation adjustment recorded in accumulated translation adjustment in shareholder's equity. The functional currency of the Mexican companies is the U.S. Dollar. Therefore, all peso denominated transactions represent foreign currency transactions. Foreign currency transaction gains and losses are included in determining net income. All foreign currency transaction gains or losses in 1995 and 1996 were attributable to the Mexican operations.

   The Hungarian exchange rate used for the years ended December 31, 1996 and 1995 was HUF$176.25 and HUF$139.81, respectively. The Mexican exchange rate used for the years ended December 31, 1996 and 1995 was MNP$7.87 and MNP$7.74, respectively.

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

                INTERNATIONAL REALTY GROUP, INC AND SUBSIDIARIES
             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1996 AND 1995



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

STOCK BASED COMPENSATION:

   The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation". This new standard encourages, but does not require, companies to recognized compensation expense for grants of stock, stock options and other equity instruments based on a fair value method of accounting.

   Companies that do not choose to adopt the new expense recognition rules of SFAS No. 123 will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion (APB) No. 25, but will be required to provide pro forma disclosures of the compensation expense determined under the fair value provisions of SFAS No. 123, if material. APB No. 25 requires no recognition of compensation expense for the stock based compensation arrangements provided by the Company.

   The Company is required to adopt either the recognition or the disclosure provisions of SFAS No. 123 by no later than January 1, 1997. The Company expects to continue to follow the accounting provision of APB No. 25 for stock based compensation and to furnish the pro forma disclosures required under SFAS No. 123, if material.

                INTERNATIONAL REALTY GROUP, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995




1.  ORGANIZATION AND BUSINESS:

         International Realty Group, Inc. was organized and incorporated under the laws of the State of Delaware on April 13, 1970. The Company's operations consist of providing commercial real estate and business valuations and appraisals in the United States and Hungary and land development primarily in Mexico. The Company will be developing its Mexican properties into various resort and commercial developments. Once developed, they will engage in its marketing of resort hotel lodging, timeshare interests, and other ancillary real estate activities. The Company is in the preliminary stages of seeking financing to commence development projects. No development of the properties located in Mexico will occur until after the conversion of the notes issued to DSC and Hemisphere, which notes are collateralized by the properties located in Mexico.

         The Company's subsidiaries and percentage owned are as follows:

                                                 STATE OR
                                    PERCENTAGE    COUNTRY      DATE OF
     COMPANY                           OWNED     ORGANIZED   ORGANIZATION
     -------                           -----     ---------   ------------

U.S. Companies:

 Appraisal Group, Inc. (The)           100%      Florida    August 21, 1974

 U.S. Property Investment and
  Auction, Inc.                        100%      Florida    March 31, 1987

 Appraisal Group International, Inc.   100%      Florida    July 7, 1989

 Stragix International, Inc.           100%      Florida    April 1, 1990

 IRG Financial Services, Inc.          100%      Florida    June 15, 1992

Foreign Companies:

 Centro de Promociones Guerrero,
  S.A. de C.V                          100%      Mexico     March 13, 1989

 Appraisal Group International, RT      75%      Hungary    June 6, 1990

 Clusters Inmobiliaria de Ixtapa,
  S.A. de C.V                           75%      Mexico     July 24, 1991

 Caye Bokel, Limited                   100%      Belize     January 27, 1995

 Hacienda de Franco, Asociacion
  en Participacion                   81.13%      Mexico     January 10, 1996

 Villa del Carbon, Asociacion en
  Participacion                      79.08%      Mexico     January 19, 1996

 Bahia de Cortez, Asociacion en
  Participacion                      77.89%      Mexico     February 7, 1996

 Newland Corporation                   100%      Marshall   December 12, 1995
                                                 Islands

 Nueva Tierra, S.A. de C.V             100%      Mexico     October 6, 1995

                INTERNATIONAL REALTY GROUP, INC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1996 AND 1995



2.  REVERSE ACQUISITION:

         Pursuant to an Amended and Restated Agreement ("Agreement") dated August 19, 1996, (the "Closing Date"), by and among International Realty Group, Inc. ("IRG") and DSC, S.A. de C.V. ("DSC"), and Hemisphere Development Limited ("Hemisphere"), IRG was acquired by DSC through a Reverse Acquisition with DSC designated as the acquiror. Pursuant to the terms and conditions of the Agreement, DSC transferred its 75% interest in Clusters Inmobiliaria de Ixtapa, S.A. de C.V. ("Clusters Ixtapa"), its 100% interest in Centro de Promociones Guerrero, S.A. de C.V. ("Centro"), its 30% interest in Nueva Tierra, S.A. de C.V. ("Nueva Tierra"), a Promissory Note ("Cluster's Note") in the amount of $5,628,426, and cash totaling $300,000 to IRG. Hemisphere transferred its 100% interest in Newland Corporation ("Newland"), which holds the remaining 70% of Nueva Tierra. Nueva Tierra has interests in three participating associations in Mexico, which are under the management control of DSC. DSC and Hemisphere transferred net assets totaling $9,799,300 in exchange for an aggregate of 1,000,000 shares of Common Stock, a note to DSC in the principal amount of $4,858,828, which is convertible into 52,875,030 shares of Common Stock and a note to Hemisphere in the principal amount of $4,848,558, which is convertible into 52,763,270 shares of Common Stock.

         The Reverse Acquisition has been accounted for in a manner similar to the pooling of interests method in accordance with Accounting Principles Board Opinion No. 16, Accounting for Business Combinations, since it represents an exchange of entities under common control. Accordingly, the consolidated financial statements have been restated to include the accounts of the companies transferred by DSC and Hemisphere at historical costs.

         Net sales and net income of the separate companies for the periods preceding the acquisitions were as follows:

                                            International           DSC/Hemisphere
                                            Realty Group               Combined                   Combined
                                            ------------               --------                   --------
        Six months ended
         June 30, 1996 (unaudited):
         Revenues, net                     $    309,800               $        -                $   309,800
         Net loss                               152,800                   22,100                    174,900

        Year ended December 31, 1995:
         Revenues, net                        1,129,400                        -                  1,129,400
         Net loss                               359,800                  615,300                    975,100

         No intercompany transactions existed between the companies during the periods presented and no adjustments were necessary to conform the accounting policies of the two companies. Costs associated with consummating the reverse acquisition are estimated to total $186,000 incurred as of December 31, 1996 which has been charged to operations.

                INTERNATIONAL REALTY GROUP, INC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1996 AND 1995




3.  CONCENTRATIONS OF CREDIT RISK:

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

         A concentration of credit risk may exist with respect to accounts receivable. The Company has a large number of customers on which it performs ongoing credit evaluations and generally does not require collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon expected collectibility of all accounts receivable. Credit losses have been provided for in the consolidated financial statements. No additional credit risk is believed inherent in the Company's receivables.

         A significant portion of the Company's revenues consist of fees to major customers on credit. Net revenues in 1996 and 1995 to major customers are as follows:

                                          1996                                   1995
                                         -----                                   ----

                                  Amount    Percentage                 Amount           Percentage
                                  ------    ----------                 ------           ----------
         Domestic:
           Customer A            $ 34,900      10.5%                  $ 106,600           19.0%
                                  =======     =====                   =========          =====
         Foreign:
           Customer A            $180,500      66.4%                  $ 552,600           80.0%
                                 ========     =====                   =========          =====

         Domestic customers are primarily commercial entities. Foreign customer is Hungarian governmental agencies.

                INTERNATIONAL REALTY GROUP, INC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1996 AND 1995




4.  LAND HELD FOR FUTURE DEVELOPMENT:

             LOCATION               ACREAGE                  1996                     1995
             --------               -------                  ----                     ----
         Ixtapa, Mexico                  26              $  9,054,900               $ 9,054,900
         Acapulco, Mexico                 8                   403,600                   403,600
         Caye Bokel, Belize              87                   456,400                   449,400
         Guanajuato, Mexico             236                   547,200                        --
         Jilotepec, Mexico               24                    43,100                        --
         La Paz, Mexico               3,451                    19,300                        --
         La Grange, Texas                 1                    31,600                    31,600
                                                         ------------               -----------
                                                         $ 10,556,100               $ 9,939,500
                                                         ============               ===========

         Improvements totaling $649,000 are included in the cost of land. Land with costs totaling $950,000 is pledged as collateral on notes payable totaling $1,098,000 as of December 31, 1996.

5.     DETAILS OF FINANCIAL STATEMENT COMPONENTS:

            Furniture, equipment and improvements:
                    Furniture and equipment                    $    164,300             $   164,600
                    Leasehold improvements                           14,300                  12,400
                    Library                                         207,600                 207,600
                                                               ------------             -----------
                                                                    386,200                 384,600
                    Less accumulated deprecation
                     and amortization                               216,100                 178,700
                                                               ------------             -----------
                                                               $    170,100             $   205,900
                                                               ============             ===========
           Other assets:
                     Acquisition costs                         $         --             $    43,900
                     Cost and earnings in excess of billings         15,700                      --
                     Income and VAT tax receivable                       --                 460,000
                     Deferred taxes                                      --                  16,200
                     Other                                           10,300                  69,700
                                                               ------------             -----------
                                                               $     26,000             $   589,800
                                                               ============             ===========

                INTERNATIONAL REALTY GROUP, INC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1996 AND 1995



5.  DETAILS OF FINANCIAL STATEMENT COMPONENTS (CONTINUED):

                                                         1996       1995
                                                         ----       ----
         Accrued liabilities:
            Payroll and payroll taxes                 $ 468,800  $ 375,900
            Interest                                    125,500      1,000
            Foreign taxes, other than on income          11,600     13,600
            Billings in excess of costs and earnings     33,200      7,700
            Shareholder loans                            58,000     26,700
            Other                                       107,200     95,800
                                                      ---------  ---------
                                                      $ 804,300  $ 520,700
                                                      =========  =========


6.  MORTGAGE AND NOTES PAYABLE:

         Note payable, unsecured,
            interest at 2.0% per annum,
            payable monthly, balloon
            payment of $49,000 due on
            December 31, 1997                        $   49,000  $  49,000

         Note payable, bank, collateralized
            by land, restructured in 1996, to
            non-interest bearing, due
            on March 31, 1998.                          632,200    625,800

         Mortgage note, bank, collateralized
            by land, interest at 4.5% per
            annum, over the inflation rate
            index of Mexico, due in 2007.               465,800         --

         Note payable, related party,
            unsecured, interest at 7.25%,
            due on demand.                               68,400     89,400
                                                     ----------  ---------
                                                     $1,215,400  $ 764,200
                                                     ==========  =========

                INTERNATIONAL REALTY GROUP, INC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1996 AND 1995


6.  MORTGAGE AND NOTES PAYABLE (CONTINUED):

      In 1996, the Company had a debt restructuring involving a modification of terms. The interest rate changed from 6% over the Average Bank Deposit Rate in Mexico to a non-interest bearing note. No gain or loss was recognized.

      Maturities of long-term debt subsequent to December 31, 1996 are as follows:

                      Years ending
                      December 31,                         Amount
                      ------------                         ------

                          1997                           $  126,200
                          1998                              677,900
                          1999                               45,700
                          2000                               45,700
                          2001                               45,700
                   2002 and thereafter                      274,200
                                                         ----------
                                                         $1,215,400
                                                         ==========
7.  INCOME TAXES:

         Components of the net deferred tax liability as reflected on the Company's consolidated balance sheets are as follows:

                                                          1996               1995
                                                          ----               ----
         Deferred tax assets:
            Accounts payable                          $    49,300        $   45,900
            Accrued liabilities                           175,100           134,700
            Net operating loss carryforwards              413,500           395,100
                                                      -----------        ----------
                                                          637,900           575,700

         Less valuation allowance                        (624,300)         (484,200)
                                                      -----------        ----------
                                                           13,600            91,500
         Deferred tax liabilities:
           Accounts receivable                            (13,600)          (75,300)
                                                      -----------        ----------
         Deferred taxes, Net                          $        --        $   16,200
                                                      ===========        ==========


         The valuation allowance is provided when it is more likely than not that the tax benefit may not be realized.

         The components of the provision for income taxes (benefit) for the years ended December 31, 1996 and 1995, are as follows:

         Current payable (receivable):
           Federal                           $  14,700            $   2,900
           Foreign                                  --                   --

         Deferred:
           Federal                                  --                   --
           Foreign                              16,200              (16,200)
                                             ---------            ---------
                                             $  30,900            $ (13,300)
                                             =========            =========

                INTERNATIONAL REALTY GROUP, INC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1996 AND 1995



7.  INCOME TAXES (CONTINUED):

         The income tax benefit for the years ended December 31, 1996 and 1995, differs from that which would result from applying statutory tax rates primarily due to certain operating expenses which are not tax deductible. The provision for income taxes differs from the amount obtained by applying the federal statutory income tax rate to income before provision for income taxes as follows:

                                                    1996                1995
                                                    ----                ----

         Provision at statutory rate            $  (183,200)        $ (336,100)

         Foreign taxes                               16,200            (13,300)

         Utilization of operating loss
            carrybacks/carryforwards                 92,500                 --

         Valuation allowance                        140,100            336,100


         Other differences                          (34,700)                --
                                                -----------         ----------
                                                $    30,900         $  (13,300)
                                                ===========         ==========

         At December 31, 1996, the Company had available federal and foreign net operating loss carryforwards of approximately $1,216,200 which will generally expire between 2001 and 2011.

         The Company has not provided for federal income taxes on approximately $9,200 of undistributed earnings of its foreign subsidiaries which have been reinvested in their operations. If these earnings were distributed, net operating loss carryforwards and foreign tax credits available under current law would eliminate the resulting federal income tax liability.

8.  LOSS PER SHARE:

         Loss per share of common stock was computed by dividing net loss by the weighted average number of shares of common stock. Shares issued in 1996 are considered outstanding for all of 1996. 1995 weighted average shares has been adjusted accordingly since operations include results of combined companies. The number of shares used in the computation of loss per share of common stock during 1996 and 1995 were 9,954,187 and 9,324,395, respectively. Had the convertible note been converted into common stock, the net loss per share in 1996 and 1995 would be ($.01) and (.01), respectively.

                INTERNATIONAL REALTY GROUP, INC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1996 AND 1995



9.  TRANSACTIONS WITH RELATED PARTY:

         In 1995, the Board of Directors of Appraisal Group International, RT (AGI RT), with the concurrence of its parent, authorized the exchange of twenty five percent (25.0%) of AGI RT common stock with certain directors/officers/employees of the Corporation for securities of other Hungarian corporations. The fair values of the securities were based on the estimated fair value of AGI RT compared to the net equity of the companies in the exchange of securities. The securities, included in other assets at December 31, 1995, were sold to third parties in 1996 at a gain of $112,200.

         In 1995, the Company had two employment agreements with shareholders controlling approximately sixty-three (63%) of Company common stock. The agreements provided for employment terms through 1995 with minimum annual compensation and bonuses if declared by the Board of Directors. One of those agreements was extended through 1997. The Company accrued compensation expense totaling $100,000 and $204,000 in 1996 and 1995, respectively. No bonuses were declared in 1996 or 1995.

         In 1994, the Company acquired common stock from two related parties. In 1995, these securities were sold to related parties for a gain of $570,200. The gain was recorded as a capital contribution.

10. COMMITMENTS:

         The Company leases office facilities under an operating lease expiring October 31, 1997. Future minimum lease payments under this agreement are $21,000 and month to month thereafter.

         During 1994, the Mexican peso was permitted to float against the U.S. Dollar and other currencies. As a result, the peso devalued from $3.4662 pesos/dollars to approximately $3.9413 pesos/dollars. It is not possible to determine what effect the devaluation will have upon future pricing or costs; however, it is management's opinion that the devaluation will not have a material adverse effect upon the Company's future operations.

                INTERNATIONAL REALTY GROUP, INC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1996 AND 1995




11. STOCK OPTIONS AND AWARDS:

         In 1993, the Company entered into an employment agreement with a key employee. The agreement called for 300,000 shares to be issued in 100,000 increments between 1993 and 1995. The agreement also granted the employee an option to purchase 700,000 shares at the current market value price at the grant date of $.205 per share. In 1994, the agreement was amended to award the employee 300,000 shares and reduce the number of options from 700,000 to 400,000 and modify the option terms. 200,000 options became exercisable in 1995, which were exercised, and 200,000 options in 1996 at fifty percent (50%) of the average trading prices per share for the month of February, 1996.

         The Company awarded eligible employees 32,575 shares of stock in 1995 and awarded the Board of Directors, some of whom are officers, 8,500 shares of stock. Amounts charged against current earnings was $32,100.

         Stock option/award activity under the Agreement is as follows:

                                                1996                  1995
                                                ----                  ----
         Number of option shares:
           Outstanding, beginning           $   200,000            $  400,000
         Add (deduct):
            Granted/awarded                          --                41,075
            Exercised                                --              (241,075)
                                            -----------            ----------
         Outstanding, ending                    200,000               200,000
                                            ===========            ==========
         Option price range
            Granted                         $        --            $     .001
            Exercised                                --                  .001
                                            -----------            ----------
         Outstanding, ending                $        --            $     .001
                                            ===========            ==========

                INTERNATIONAL REALTY GROUP, INC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1996 AND 1995



12. TRUST ASSETS:

         AGI RT maintains cash (1996, $15,600; 1995, $678,900) in a fiduciary or agency capacity (trust funds) for certain customers which is not included in the accompanying consolidated balance sheet. The trust funds represent funds for companies being liquidated under court supervision.

         In 1994, former employees of AGI Rt invested trust funds in securities of an entity. The investment was outside the fiduciary scope of responsibility of AGI RT as Trustee and was done without its knowledge or consent. The investments were liquidated in 1995 at a loss, and the Company has voluntarily indemnified the trust fund for such losses. Management of the Company is instituting legal proceedings against the former employees seeking restitution. The ability of recovery has not been determined, and accordingly, amounts paid as indemnification ($51,500) have been charged to operations in 1995 as other deductions.

13. SUPPLEMENTAL INFORMATION:

                                                  1996                  1995
                                                  ----                  ----
         Charged to:
            Direct:
              Consulting, appraisal           $  351,900            $  526,000
              Reports, film and
                  other                           51,600                94,800
                                              ----------            ----------
                                              $  403,500            $  620,800
                                              ==========            ==========
            Selling, general and
             administrative:
              Utilities                       $   30,700            $   42,500
              Bad Debts                           53,800                73,300
              Rent                                38,000                55,400
              Insurance                            4,500                 6,500
              Office                              26,500                48,600
              Professional                       156,600                71,600
              Selling                             40,800                23,100
              Other                               61,600                57,400
                                              ----------            ----------
                                              $  412,500            $  378,400
                                              ==========            ==========

                INTERNATIONAL REALTY GROUP, INC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1996 AND 1995



14. BUSINESS SEGMENT:

         Information about the Company's operations in different geographic areas for the years ended December 31, 1996 and 1995 is as follows:

                                     Consolidated          United
                                         Total             States          Mexico          Hungary
                                         -----             ------          ------          -------
         Net revenues:
           1996                     $    604,000      $      331,500    $        --         $ 272,500
           1995                        1,129,400             561,400             --           568,000

         Loss from
          continuing operations
          before other deductions,
          income taxes and
          minority interest:
           1996                         (502,000)           (467,100)            --           (34,900)
           1995                         (373,300)           (307,300)            --           (66,000)

         Identifiable assets:
           1996                       12,847,700             323,000     12,194,700           330,000
           1995                       12,719,700             467,200     12,053,500           199,000

         Capital expenditures:
           1996                           14,600              14,600             --                --
           1995                           37,200              15,900             --            21,300

         Depreciation and amortization:
           1996                           56,600              52,100             --             4,500
           1995                           87,800              82,900             --             4,900

         Income (loss) from continuing operations is revenue less operating expenses. In determining income (loss) from continuing operations, the following items have not been included:

                           a)       Other Income (Expenses)
                           b)       Income taxes
                           c)       Minority interest

         Identifiable assets are those assets that are identified with the operations in each geographic area.

                INTERNATIONAL REALTY GROUP, INC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1996 AND 1995



15. SELECTED QUARTERLY FINANCIAL SUMMARY (UNAUDITED):
         For the years ended December 31:

                                          First           Second            Third             Fourth
                                          -----           ------            -----             ------
         1996:
           Revenues                    $ 162,200        $   204,000       $   89,900        $ 147,900

           Operating expenses            269,700            216,600          380,700          239,000
                                       ---------        -----------       ----------        ---------
           Loss before other
            income (expense)
            and taxes                   (107,500)           (12,600)        (290,800)         (91,100)

           Other income
            (expense) including
            minority interest           (101,500)           (21,500)          18,900           67,200

           Provision for income
            taxes (benefit)               16,200             16,200              -0-           (1,500)
                                       ---------        -----------       ----------        ---------

         Net loss                      $(225,200)       $   (50,300)      $ (271,900)       $ (22,400)
                                       =========        ===========       ==========        =========
           Net loss per common
            share                      $    (.02)       $      (.01)      $     (.03)       $     -0-
                                       =========        ===========       ==========        =========

         1995:
           Revenues                    $ 266,600        $   311,600       $  399,300        $ 151,900

           Operating expenses            396,100            438,500          247,000          421,100
                                       ---------        -----------       ----------        ---------
           Income (loss) before
            other income (expense)
            and taxes                   (129,500)          (126,900)         152,300         (269,200)

           Other income
            (expense) including
            minority interest            352,100         (1,159,500)        (443,100)         635,400

           Provision for income
            taxes (benefit)                                                    2,400          (15,700)
                                       ---------        -----------       ----------        ---------
           Net income (loss)           $ 222,600        $(1,286,400)      $ (293,200)      $  381,900
                                       =========        ===========       ==========        =========

           Net income (loss) per
            common share               $     .03        $      (.14)      $     (.03)      $      .04
                                       =========        ===========       ==========        =========