Form 10QSB
period 1997-03-31
INTERNATIONAL REALTY GROUP INC
filed 1997-12-15
CIK 887310

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)
[X]     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________

                         Commission File Number 0-20180

                        INTERNATIONAL REALTY GROUP, INC.
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------

         Delaware                                                           62-1277260
         --------                                                         --------------
(State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)

111 Northwest 183rd Street, Suite 518, Miami, Florida                            33169
---------------------------------------------------------------------------------------------------------
         (Address of principal executive office)                            (Zip Code)

                                  305-944-8811
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes    No  X
                                           ---    ---

The number of shares outstanding of each of Issuer's classes of common equity as of November 1, 1997.

         Common Stock, par value $.001                            9,954,313
         -----------------------------                         --------------
                  Title of Class                               Number of Shares

Transitional Small Business Disclosure Format   yes     no  X
                                                   ----   ----

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1997
                               (UNAUDITED, NOTE 1)

                                     ASSETS
    REAL ESTATE AT COST:
         PROPERTY HELD FOR FUTURE DEVELOPMENT                                                    $ 10,556,100

    RECEIVABLES:
         DUE FROM CONTROLLING SHAREHOLDER                                            2,212,400
         ACCOUNTS RECEIVABLE, DEEMED FULLY COLLECTIBLE                                 154,000
                                                                                  ------------
                                                                                                    2,366,400

         CASH AND CASH EQUIVALENTS                                                                     31,200
         FURNITURE, EQUIPMENT AND IMPROVEMENTS, NET                                                   161,200
         EXCESS OF COST OVER ESTIMATED FAIR VALUE OF                                                  118,800
            NET ASSETS ACQUIRED
         OTHER ASSETS                                                                                 132,400
                                                                                                 ------------

                TOTAL                                                                            $ 13,366,100
                                                                                                 ============



                                LIABILITIES AND SHAREHOLDER'S EQUITY

     LIABILITIES:

          MORTGAGES AND NOTES PAYABLE (NOTE 2)                                    $  1,224,100
          ACCOUNTS PAYABLE                                                             295,500
          ACCRUED AND OTHER LIABILITIES                                                826,300
                                                                                  ------------
                                                                                                 $  2,345,900


     MINORITY INTEREST                                                                              1,330,000

     SHAREHOLDERS' EQUITY:
          COMMON STOCK, $.001 PAR; AUTHORIZED 10,000,000
              SHARES;  9,954,250 SHARES ISSUED AT 3/31/97                               10,000
          CAPITAL IN EXCESS OF PAR                                                   4,917,400
          CONVERTIBLE NOTES (NOTE 3)                                                 9,707,400
          CUMULATIVE TRANSLATION ADJUSTMENT                                           (205,400)
          ACCUMULATED DEFICIT                                                       (4,723,700)
                                                                                  ------------
                                                                                     9,705,700

         LESS SHARES OF COMMON STOCK HELD IN TREASURY,
               AT COST                                                                  15,500
                                                                                  ------------
               TOTAL SHAREHOLDERS' EQUITY                                                           9,690,200
                                                                                                 ------------

                  TOTAL                                                                          $ 13,366,100
                                                                                                 ============





        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
              THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996
                               (UNAUDITED, NOTE 1)

-------------------------------------------------------------------------------------------------------------------



                                                                                               THREE MONTHS
                                                                                              ENDED MARCH 31,
                                                                                             1997        1996
                                                                                      -----------------------------
REVENUES
REVENUES FROM SERVICES PROVIDED                                                       $    177,100       $  162,200
                                                                                      ------------       ----------

OPERATING EXPENSES:
    AMORTIZATION AND DEPRECIATION                                                           14,000           14,400
     DIRECT                                                                                102,600          112,100
     PAYROLL AND RELATED BENEFITS                                                           48,000           67,600
     SELLING, GENERAL AND ADMINISTRATIVE                                                    33,400           75,500
                                                                                      ------------       ----------
                                                                                           198,100          269,700
                                                                                      ------------       ----------

LOSS BEFORE OTHER INCOME  (EXPENSE),  MINORITY  INTEREST AND PROVISION FOR INCOME          (21,000)        (107,500)
TAXES (BENEFIT)

OTHER INCOME (EXPENSE):
     INTEREST INCOME                                                                            --           26,400
     INTEREST EXPENSE                                                                      (32,800)         (26,400)
     GAIN (LOSSES) ON EXCHANGE RATE FLUCTUATIONS                                            (8,200)        (134,900)
     OTHER INCOME (EXPENSE)                                                                  1,300               --
                                                                                      ------------       ----------

LOSS BEFORE MINORITY INTEREST AND PROVISION FOR INCOME TAXES                               (60,700)        (242,400)

MINORITY INTEREST IN INCOME (LOSS) OF SUBSIDIARIES                                         (11,800)         (33,500)
                                                                                      ------------       ----------

LOSS BEFORE PROVISION FOR INCOME TAXES                                                     (48,900)        (208,900)

PROVISION FOR INCOME TAXES                                                                      --           16,200
                                                                                      ------------       ----------

NET LOSS                                                                              $    (48,900)      $ (225,200)
                                                                                      ============       ==========

LOSS PER SHARE OF COMMON STOCK
                                                                                              (.00)            (.02)
                                                                                      ============       ==========

WEIGHTED AVERAGE NUMBER OF SHARES                                                        9,954,187        9,954,187
                                                                                      ============       ==========



       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 1997
                               (UNAUDITED, NOTE 1)

-------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     SOURCES OF CASH:
          CLIENTS AND OTHER                                                344,900
          INTEREST                                                              --
                                                                       -----------
                                                                           344,900
                                                                       -----------

     USES OF CASH:
          CASH PAID FOR:
                DIRECT COSTS                                               209,500
                OPERATING                                                   34,500
                PAYROLL AND RELATED                                         46,800
                INTEREST                                                     1,700
                                                                       -----------
                                                                           292,500
                                                                       -----------

     CASH PROVIDED BY OPERATING ACTIVITIES                                               $     52,400

CASH FLOW USED IN INVESTING ACTIVITIES:
     USE OF CASH:
       ACQUISITION OF EQUIPMENT                                                                  (700)

CASH FLOW USED IN FINANCING ACTIVITIES:
     USE OF CASH:
          PAYMENT OFNOTES PAYABLE                                                             (43,700)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS                                          15,600
                                                                                         ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                          23,600

CASH AND CASH EQUIVALENTS, BEGINNING                                                            7,600
                                                                                         ------------

CASH AND EQUIVALENTS, ENDING                                                             $     31,200
                                                                                         ------------




       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

               INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                        THREE MONTHS ENDED MARCH 31, 1996
                               (UNAUDITED, NOTE 1)


RECONCILIATION OF NET LOSS TO CASH
   PROVIDED BY OPERATING ACTIVITIES:

NET LOSS                                                                           $     (48,900)

ADJUSTMENTS TO RECONCILE NET LOSS TO
   CASH PROVIDED BY OPERATING  ACTIVITIES:

          AMORTIZATION AND DEPRECIATION                          $      14,000

          MINORITY INTEREST                                            (11,800)

          CURRENCY FLUCTUATION                                           8,200

          CHANGES IN ASSETS & LIABILITIES:
               ACCOUNTS RECEIVABLE                                     166,500

               OTHER ASSETS                                           (106,400)

               ACCOUNTS PAYABLE:                                       (49,100)

               ACCRUED LIABILITIES                               $      79,900
                                                                 -------------


               NET ADJUSTMENTS                                                           101,300
                                                                                   -------------

CASH PROVIDED BY OPERATING ACTIVITIES                                              $      52,400
                                                                                   =============






        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1997

(1)      PRINCIPLES OF STATEMENT PRESENTATION

The unaudited consolidated financial statements include all adjustments which are necessary, in the opinion of management, to fairly reflect the Company's financial position and results of operations. All such adjustments are of a normal recurring nature. The statements have been prepared using the accounting policies described in the Company's 1996 Audited Financial Statements contained in the Company's Form 10-KSB for the year ended December 31, 1996.

The Company has changed its balance sheet presentation to a non-classified balance sheet due to the change from principally the service industry to principally real estate holdings and made other reclassifications. (See Item 2. Management's Discussion and Analysis or Plan of Operations). Such change in presentation had no effect on operations. Balances for the three months ended March 31, 1997 have been reclassified where appropriate to conform to the comparable March 31, 1996 period's financial statement presentation.

(2)      MORTGAGE AND NOTES PAYABLE

Mortgages and Notes Payable at March 31, 1997 is summarized as follows:

           Mortgage Note, bank                                   $   462,300
           Note Payable, bank                                        630,400
                                                                 -----------
                      Total Payable to banks                     $ 1,092,700
           Note Payable, unsecured                                    48,600
           Note Payable, related party                                24,600
           Shareholder Loan                                           58,200
                                                                 -----------
                                                                 $ 1,224,100
                                                                 ===========


(3)      CONVERTIBLE NOTE

Convertible Notes issued at August 19, 1996 are summarized as follows:

           $4,858,828         convertible into                     52,875,030 shares
           $4,848,558         convertible into                     52,763,270 shares
           ----------                                             ------------------
           $9,707,386         convertible into                    105,638,300 shares


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The following discussion and analysis covers any material changes in financial condition since December 31, 1996 and any material changes in the results of operations for the three months ended March 31, 1997, as compared to the same period in 1996. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operations" included in the Company's Form 10-KSB for the year ended December 31, 1996

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

GENERAL

The Company consummated a share exchange transaction on August 19, 1996 resulting in a reverse acquisition which has been accounted for in a manner similar to a pooling of interests. Accordingly, the consolidated financial statements for the three month period ending March 31, 1997 and the corresponding 1996 period have been retroactively restated to include the accounts of the companies transferred in such pooling of interest.

ORGANIZATION AND BUSINESS

 INTERNATIONAL REALTY GROUP, INC., together with its consolidated subsidiaries (the "Company"), is a provider of commercial real estate and business valuations and appraisals in the United States and Hungary and land development primarily in Mexico. The Company will be developing its Mexican properties into various resort and commercial developments. Once developed they will engage in the marketing and operation of its properties and other ancillary real estate activities. The Company is in the preliminary stages of seeking financing to commence development projects. No development of the properties located in Mexico will occur until after the conversion of the notes issued to DSC and Hemisphere, which notes are collateralized by the properties located in Mexico.

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

RESULTS OF  OPERATIONS:
THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

Revenues increased for the three months ended March 31, 1997 totaling $177,100 as compared to $162,200 for the same period in 1996. The Company's domestic and foreign valuation subsidiaries Appraisal Group International, Inc. (AGII) based in Miami, Florida and Appraisal Group International Rt.(AGI RT.) based in Budapest, Hungary accounted for the Company's revenues. AGII had sales of $158,200 for the period, compared to $75,400 for the same period in 1996, a 52% increase. AGII has instituted certain marketing programs to reverse its declining sales over the last few years, with the results beginning to show some effect. AGI RT. had sales of $20,300, compared to $86,800 for the same period in 1996. The continued decline is attributed to the decrease in appraisal assignments with the Hungarian government which is at the end of the privatization process. The Company is focusing its marketing efforts towards expanding its presence in the field of corporate liquidations on behalf of the Hungarian court.

Operating expenses for the three months ended March 31, 1997 were $198,100 compared to $269,700 for the comparable period in 1996, a decrease of $71,600 or 27%. Of the total expenses, foreign operations accounted for 17% and domestic operations accounted for 83%.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Selling, General and Administrative expenses for the period decreased from $75,500 in 1996 to $33,400 for the current period. Payroll and Related Benefits for the period decreased from $67,600 in 1996 to $48,000 for the current period. Direct expenses including the production of appraisal reports, fees and related expenses for the period decreased from $112,100 in 1996 to $102,600 for the current period. Amortization and Depreciation expense was consistent between the periods.

Interest expense for the three months ended March 31, 1997 were $32,800 compared to $26,400 for the same period in 1996. The majority of interest expense ($31,262) is attributable to debt for properties located in Mexico. Such debt is recognized in the period it occurs and is accrued per agreement with the Lender. Currency translation expenses were $8,200 for the current 1997 period compared to $134,900 for the comparable period in 1996. Such translation expense is attributable to the currency fluctuations of the Mexican peso during each such period.

LIQUIDITY AND CAPITAL RESOURCES:

Cash Flow From Operations. The Company incurred for the three months ended March 31, 1997, a net loss of $48,900 compared to a net loss of $225,200 for the comparable period in 1996. Cash flow provided by operations were $52,400.

Working Capital. The Company's current assets, consisting of cash and receivables of approximately $2,397,600, exceed its current liabilities consisting of accounts payable and accrued liabilities by approximately $1,275,800. Included in current liabilities are accrued officer's salaries amounting to approximately $486,400.

Long Term Liabilities: Mortgage and Notes Payable for the three months ended March 31, 1996 were $1,224,100. Of this amount, mortgages to Mexican banks for property currently held for future developed totaled $1,092,700. Of the remainder, $106,700 is attributable to domestic operations and $24,600 to foreign operations.

Land Development: Pursuant to the Company's reverse merger transaction with DSC, S.A. de C.V. ("DSC") and Hemisphere Developments Limited ("Hemisphere"), the Company acquired interests in five properties located in Mexico. The Company believes that each of the Mexican properties is suitable for future development as either a resort, residential or commercial property. Since the properties secure the Company's obligations under the convertible notes issued to DSC and Hemisphere in the aggregate amount of $9,707,386 ("Notes"). The Company does not plan to undertake any development of such properties until after the Notes have been converted. While no assurances can be given, the Company expects that the conversion of the Notes (convertible into an aggregate of 105,638,300 shares of the Company's Common Stock) will occur in the first quarter of 1998. The Company has no interest obligations under the Notes. Any development of the properties thereafter is contingent upon the Company obtaining necessary financing. Potential sources of financing include mortgage financing from financial institutions located in the United States or Mexico, or the issuance of equity securities of the Company. The Company has no present understanding, agreement or commitment for financing any such property and there can be no assurance that financing will be available to the Company on commercially reasonable terms or at all.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Currency Risk. The Company's operating entities are not subject to direct currency conversion risks. The Company's primary operating entities provide consulting services to their clients in their own geographic locations. All domestic consulting services performed by AGII based in Miami, Florida are reported and paid in U.S. dollars. All foreign consulting services, assets and liabilities of AGI RT. based in Hungary, are translated into U.S. dollars at period-end exchange rates with the resulting translation adjustment recorded in accumulated translation adjustment in shareholder's equity.

The functional currency of the Mexican companies is the U.S. dollar. Therefore, all peso denominated transactions represent foreign currency transactions. Foreign currency transaction gains and losses are included in determining net income. All foreign currency transaction gains or losses in 1995 or 1996 were attributable to the Mexican operations.

The Hungarian exchange rate used for the three months ended March 31, 1997 and 1996 were HUF 175.64 and HUF 146.72 respectively. The Mexican exchange rate used for the three months ended March 31, 1997 and 1996 were MNP 7.9313 and MNP 7.5, respectively.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

 .

PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS
         None

ITEM 2:  CHANGES IN SECURITIES
         None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5:  OTHER INFORMATION
         None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         A.       Exhibits

                  27.1  Financial Data Schedule (For SEC purposes only)

         B.       Reports on Form 8-K
                  None


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

                                            INTERNATIONAL REALTY GROUP, INC.
                                            --------------------------------
                                                    (REGISTRANT)



DATE: DECEMBER 10, 1997                     /S/ RICHARD M. BRADBURY
                                            --------------------------------
                                            RICHARD M. BRADBURY,
                                            PRESIDENT, AND
                                            CHIEF FINANCIAL OFFICER

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS
         None

ITEM 2:  CHANGES IN SECURITIES
         None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5:  OTHER INFORMATION
         None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         A.       Exhibits

                  27.1     Financial Data Schedule (For SEC purposes only)

         B.       Reports on Form 8-K
                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              INTERNATIONAL REALTY GROUP, INC.
                           -----------------------------------------
                                        (REGISTRANT)

DATE: DECEMBER 10, 1997    -----------------------------------------
                              RICHARD M. BRADBURY,
                              PRESIDENT, AND
                              CHIEF FINANCIAL OFFICER