Form 10QSB
period 1997-06-30
INTERNATIONAL REALTY GROUP INC
filed 1997-12-15
CIK 887310

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)

[X]      QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________

                         Commission File Number 0-20180

                        INTERNATIONAL REALTY GROUP, INC.
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------

                    Delaware                                                              62-1277260
                    --------                                                              ----------
(State or other jurisdiction of incorporation or organization)               (I.R.S. Employer Identification No.)

111 Northwest 183rd Street, Suite 518, Miami, Florida                                          33169
-----------------------------------------------------------------------------------------------------------------
         (Address of principal executive office)                                            (Zip Code)

                                  305-944-8811
                                  ------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     No X
                                      ---    ---

The number of shares outstanding of each of Issuer's classes of common equity as of November 1, 1997.

         Common Stock, par value $.001                       9,954,313
         -----------------------------                  ------------------
              Title of Class                             Number of Shares

Transitional Small Business Disclosure Format   yes    no X
                                                   ---   ---

PART I: FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1997
                               (UNAUDITED, NOTE 1)

                                     ASSETS

    REAL ESTATE AT COST:

         PROPERTY HELD FOR FUTURE DEVELOPMENT                                                    $ 10,556,100

    RECEIVABLES:
         DUE FROM CONTROLLING SHAREHOLDER                                            2,108,800
         ACCOUNTS RECEIVABLE, DEEMED COLLECTIBLE                                       133,100
                                                                                   -----------
                                                                                                    2,241,900

         CASH AND EQUIVALENTS                                                                          91,700
         FURNITURE, EQUIPMENT AND IMPROVEMENTS, NET                                                   152,000
         EXCESS OF COST OVER ESTIMATED FAIR VALUE OF                                                  114,400
               NET ASSETS ACQUIRED
         OTHER ASSETS                                                                                 117,900
                                                                                                 ------------

                 TOTAL                                                                           $ 13,274,000
                                                                                                 ============



                      LIABILITIES AND SHAREHOLDER'S EQUITY

     LIABILITIES:
          MORTGAGES AND NOTES PAYABLE (NOTE 2)                                     $ 1,206,400
          ACCOUNTS PAYABLE                                                             243,000
          ACCRUED AND OTHER LIABILITIES                                                836,600
                                                                                                  $ 2,286,000
                                                                                                  ===========
     MINORITY INTEREST                                                                              1,325,000

     SHAREHOLDERS' EQUITY:
          COMMON STOCK, $.001 PAR; AUTHORIZED 10,000,000
                SHARES;  9,954,250 COMMON SHARES ISSUED AT 6/30/97                      10,000
          CAPITAL IN EXCESS OF PAR                                                   4,917,400
          CONVERTIBLE NOTES (NOTE 3)                                                 9,707,400
          CUMULATIVE TRANSLATION ADJUSTMENT                                           (214,200)
          ACCUMULATED DEFICIT                                                       (4,742,100)
                                                                                   -----------
                                                                                     9,678,400

          LESS SHARES OF COMMON STOCK HELD IN TREASURY,
               AT COST                                                                  15,500
                                                                                   -----------
               TOTAL SHAREHOLDERS' EQUITY                                                           9,663,000
                                                                                                  -----------

                  TOTAL                                                                           $13,274,000
                                                                                                  ===========




       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                               (UNAUDITED, NOTE 1)

--------------------------------------------------------------------------------



                                                                    THREE MONTHS                           NINE MONTHS
                                                                   ENDED JUNE 30,                         ENDED JUNE 30
                                                          --------------------------------------------------------------------
                                                                   1997           1996              1997              1996
                                                          --------------------------------------------------------------------

REVENUES:
REVENUES  FROM SERVICES PROVIDED                              $  222,200       $   204,000       $   399,400       $   366,200
                                                              ----------       -----------       -----------       -----------


OPERATING EXPENSES:

     AMORTIZATION AND DEPRECIATION                                14,000            13,000            28,000            27,400
     DIRECT                                                      122,200            50,000           224,900           162,000
     PAYROLL AND RELATED BENEFITS                                 50,000            79,400            98,000           147,000
     SELLING, GENERAL & ADMINISTRATIVE                            40,700            74,200            74,100           149,800
                                                             -----------       -----------       -----------       -----------
                                                                 226,900           216,600           425,000           486,300
                                                             -----------       -----------       -----------       -----------

LOSS BEFORE OTHER INCOME (EXPENSE), MINORITY INTEREST &
PROVISION FOR INCOME TAXES (BENEFIT)                              (4,600)          (12,600)          (25,600)         (120,100)

OTHER INCOME (EXPENSE)
     INTEREST INCOME                                                 500            30,800               500            57,200
     INTEREST EXPENSE                                            (18,600)          (38,200)          (51,400)          (64,600)
     GAIN (LOSSES) ON EXCHANGE RATE FLUCTUATIONS                  (1,400)           (7,600)           (9,600)         (142,500)
     OTHER  INCOME (EXPENSES)                                        900                --             2,200                --
                                                             -----------       -----------      ------------       -----------
LOSS BEFORE MINORITY INTEREST &
     PROVISION FOR INCOME TAXES (BENEFIT)                        (23,300)          (27,500)          (84,000)         (270,000)

MINORITY INTEREST IN INCOME (LOSS) OF SUBSIDIARIES                (5,000)            6,500           (16,800)          (27,000)
                                                             -----------       -----------      ------------       -----------

LOSS BEFORE PROVISION FOR INCOME TAXES                           (18,300)          (34,000)          (67,200)         (243,000)
PROVISION FOR INCOME TAXES                                            --            16,200                --            32,400
                                                             -----------       -----------       -----------       -----------

NET LOSS                                                     $   (18,300)      $   (50,300)      $   (67,200)      $  (275,400)
                                                             ===========       ===========       ===========       ===========

LOSS PER COMMON SHARE                                        $     (0.00)      $     (0.01       $     (0.01)      $     (0.03)
                                                             ===========       ===========       ===========       ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES                       9,954,187         9,954,187         9,954,187         9,954,187
                                                             ===========       ===========       ===========       ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 1997
                               (UNAUDITED, NOTE 1)

-------------------------------------------------------------------------------



CASH FLOWS FROM OPERATING ACTIVITIES:
     SOURCES OF CASH:
         CLIENTS AND OTHER                                       $ 589,000
         INTEREST                                                      400
                                                                 ---------
                                                                   589,400
                                                                 ---------

     USES OF CASH:
         CASH PAID FOR:

                DIRECT COSTS                                       418,400
                OPERATING                                           35,000
                PAYROLL AND RELATED BENEFITS                        98,000
                INTEREST                                               400
                                                                 ---------
                                                                   551,800
                                                                 ---------

     CASH PROVIDED BY OPERATING ACTIVITIES                                      $   37,600

CASH FLOWS USED IN INVESTING ACTIVITIES:
   USES OF CASH:
      ACQUISITION OF EQUIPMENT                                                      (1,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
      SOURCE OF CASH:
           DUE FROM CONTROLLING SHAREHOLDER                        100,000

     USES OF CASH
           PAYMENT OF NOTES PAYABLE                                 58,700
                                                                 ---------

           CASH PROVIDED BY FINANCING ACTIVITIES                                    41,300

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS                                6,300
                                                                                ----------

INCREASE IN CASH AND CASH EQUIVALENTS                                               84,100

CASH AND CASH EQUIVALENTS, BEGINNING                                                 7,600
                                                                                ----------

CASH AND CASH  EQUIVALENTS, ENDING                                              $   91,700
                                                                                ==========







        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                         SIX MONTHS ENDED JUNE 30, 1997
                               (UNAUDITED, NOTE 1)

RECONCILIATION OF NET LOSS TO CASH
   PROVIDED BY OPERATING ACTIVITIES:

NET LOSS                                                                         $   (67,200)

ADJUSTMENTS TO RECONCILE NET LOSS TO
   CASH PROVIDED BY OPERATING  ACTIVITIES:

          AMORTIZATION AND DEPRECIATION                  $   28,000

          MINORITY INTEREST                                 (16,800)

          CURRENCY FLUCTUATION                                9,600

          CHANGES IN ASSETS & LIABILITIES:
               ACCOUNTS RECEIVABLE                          187,400

               OTHER ASSETS                                 (91,800)

               ACCOUNTS PAYABLE:                           (101,700

               ACCRUED LIABILITIES                           90,100
                                                         ----------


               TOTAL ADJUSTMENTS                                                     104,800

                                                                                 -----------

CASH PROVIDED BY OPERATING ACTIVITIES                                            $    37,600
                                                                                 ===========





        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1997

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

The Company has changed its balance sheet presentation to a non-classified balance sheet due to the change from principally the service industry to principally real estate holdings and made other reclassifications. (See Item 2. Management's Discussion and Analysis or Plan of Operations). Such change in presentation had no effect on operations. Balances for the three months and six ended June 30, 1997 have been reclassified where appropriate to conform to the comparable 1996 period's financial statement presentation.

(2)      MORTGAGE AND NOTES PAYABLE

Mortgages and Notes Payable at June 30, 1997 is summarized as follows:

           Mortgage Note, bank                      $  461,200
           Note Payable, bank                          628,900
                                                    ----------
                      Total Payable to banks        $1,090,100
           Note Payable, unsecured                      48,300
           Note Payable, related party                  15,500
           Shareholder Loan                             52,500
                                                    ----------
                                                    $1,206,400

(3)      CONVERTIBLE NOTE

Convertible Notes issued at August 19, 1996 are summarized as follows:

           $4,858,828         convertible into         52,875,030 shares
           $4,848,558         convertible into         52,763,270 shares
           ----------                                 ------------------
           $9,707,386         convertible into        105,638,300 shares

Item 2.           Management's Discussion and Analysis or Plan of Operations.

         The following discussion and analysis covers any material changes in financial condition since December 31, 1996 and any material changes in the results of operations for the three and six months ended June 30, 1997, as compared to the same period in 1996. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operations" included in the Company's Form 10-KSB for the year ended December 31, 1996

GENERAL

The Company consummated a share exchange transaction on August 19, 1996 resulting in a reverse acquisition which has been accounted for in a manner similar to a pooling of interests. Accordingly, the consolidated financial statements for the three and six month period ending June 30, 1997 and the corresponding 1996 period have been retroactively restated to include the accounts of the companies transferred in such pooling of interest.

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

RESULTS OF  OPERATIONS:
THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1996

Revenues increased for the three months ended June 30, 1997 totaling $222,200 as compared to $204,000 for the same period in 1996. The Company's domestic and foreign valuation subsidiaries Appraisal Group International, Inc. (AGII) based in Miami, Florida and Appraisal Group International Rt.(AGI RT.) based in Budapest, Hungary accounted for the Company's revenues. AGII had sales of $186,300 for the period, compared to $109,900 for the same period in 1996. AGI RT. had sales of $37,300, compared to $29,100 for the same period in 1996.

Operating expenses for the three months ended June 30, 1997 were $226,900 compared to $216,600 for the comparable period in 1996, an increase of 5%. Of the total expenses, foreign operations accounted for 11% and domestic operations accounted for 89%.

Selling, General and Administrative expenses for the period decreased from $74,300 in 1996 to $40,700 for the current period. Payroll and Related Benefits for the period decreased from $79,400 in 1996 to $50,000 for the current period. Direct expenses including the production of appraisal reports, fees and related expenses for the period increased from $49,900 in 1996 to $122,200 for the current period. The increase in direct expenses corresponds to the decrease in payroll expenses, which is the result of the reduction in overhead salaries and an increase in the number of independent contractors during the comparable periods. Amortization and Depreciation expense was consistent between the periods.

Interest expense for the three months ended June 30, 1997 was $18,600 compared to $38,200 for the same period in 1996. The majority of intest expense is attributable to debt for properties located in Mexico. Interest income decreased from $30,800 in 1996 to $500 in the current 1997 period. Currency translation expenses were $1,400 for the current 1997 period compared to $7,600 for the comparable period in 1996. Such translation expense is attributable to the currency fluctuations of the Mexican peso during each such period.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

Revenues increased for the six months ended June 30, 1997 totaling $399,400 as compared to $366,200 for the same period in 1996. AGII had sales of $344,500 for the period, compared to $177,600 for the same period in 1996, a $166,900 or 49% increase. AGII has instituted certain marketing programs to reverse its declining sales over the last few years, with the results beginning to show some effect. AGI RT. had sales of $57,500, compared to $115,600 for the same period in 1996. The continued decline is attributed to the decrease in appraisal assignments with the Hungarian government which is at the end of the privatization process. The Company is focusing its marketing efforts towards expanding its presence in the field of corporate liquidations on behalf of the Hungarian court.

Operating expenses for the six months ended June 30, 1997 were $425,000 compared to $486,300 for the comparable period in 1996, a decrease of $61,300 or 14%. Of the total expenses, foreign operations accounted for 10% and domestic operations accounted for 90%.

Selling, General and Administrative expenses for the period decreased from $149,800 in 1996 to $74,100 for the current period. Payroll and Related Benefits for the period decreased from $147,000 in 1996 to $98,000 for the current period. Direct expenses including the production of appraisal reports, fees and related expenses for the period increased from $162,000 in 1996 to $224,900 for the current period. As discussed in the three-month review, payroll and related expenses have decreased, while direct expenses have increased. Amortization and Depreciation expense was consistent between the periods.

Interest expense for the six months ended June 30, 1997 were $51,400 compared to $64,600 for the same period in 1996. The majority of intest expense is attributable to debt for properties located in Mexico. Interest expense is recognized during each period and accrued per agreement with the Lender. Currency translation expenses were $9,600 for the current 1997 period compared to $142,500 for the comparable period in 1996. Such translation expense is attributable to the currency fluctuations of the Mexican peso during each such period.

LIQUIDITY AND CAPITAL RESOURCES:

Cash Flow From Operations. The Company incurred for the six months ended June 30, 1997, a net loss of $67,200 compared to a net loss of $275,400 for the comparable period in 1996. Cash flow provided by operations were $37,600.

Working Capital. The Company's current assets, consisting of cash and receivables of approximately $2,241,900, exceed its current liabilities, consisting of accounts payable and accrued liabilities of approximately $1,073,600, by approximately $1,165,300. Included in current liabilities are accrued officer's salaries amounting to approximately $507,100.

Long Term Liabilities: Mortgage and Notes Payable for the six months ended June 30, 1997 were $1,206,400. Of this amount, mortgages to Mexican banks for property currently held for future developed totaled $1,090,100. Of the remaining $116,300, $107,000 is attributable to domestic operations (shareholder loans $52,500 and notes payable $48,200) and $15,600 to foreign operations.

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

The functional currency of the Mexican companies is the U.S. dollar. Therefore, all peso denominated transactions represent foreign currency transactions. Foreign currency transaction gains and losses are included in determining net income. All foreign currency transaction gains or losses in 1997 or 1996 were attributable to the Mexican operations.

The Hungarian exchange rate used for the six months ended June 30, 1997 and 1996 were HUF 186.78 and HUF153.05, respectively. The Mexican exchange rate used for the six months ended June 30, 1997 and 1996 were MNP 7.9504 and MNP 7.5814 respectively.

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