Form 10QSB
period 1997-09-30
INTERNATIONAL REALTY GROUP INC
filed 1997-12-15
CIK 887310

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)
[X ]     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


                                       OR


[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________   to      _______________.


                         Commission File Number 0-20180

                        INTERNATIONAL REALTY GROUP, INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                                                                62-1277260
(State or other jurisdiction of incorporation or organization)                      (I.R.S. Employer Identification No.)

111 Northwest 183rd Street, Suite 518, Miami, Florida                                                33169
------------------------------------------------------------------------------------------------------------------------
         (Address of principal executive office)                                                  (Zip Code)

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
                           Yes        No  X
                              -----     -----

The number of shares outstanding of each of Issuer's classes of common equity as of November 1, 1997.

         Common Stock, par value $.001               9,954,313
         -----------------------------           ------------------
                  Title of Class                  Number of Shares


Transitional Small Business Disclosure Format   yes       no  X
                                                   ------    ------

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1997
                               (UNAUDITED, NOTE 1)






                                     ASSETS
REAL ESTATE, AT COST:
    PROPERTY HELD FOR FUTURE DEVELOPMENT                                                 $  10,556,100

RECEIVABLES:
    DUE FROM CONTROLLING SHAREHOLDER                                      2,142,500
    ACCOUNTS RECEIVABLE, DEEMED FULLY COLLECTIBLE                           130,300
                                                                       ------------
                                                                                             2,272,800

    CASH AND CASH EQUIVALENTS                                                                   41,200
    FURNITURE, EQUIPMENT, AND IMPROVEMENTS                                                     144,500
    EXCESS OF COST OVER ESTIMATED FAIR VALUE OF
        NET ASSETS ACQUIRED                                                                    110,000
    OTHER ASSETS                                                                               125,600
                                                                                         -------------
           TOTAL                                                                         $  13,250,100
                                                                                         =============



                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
    MORTGAGES AND NOTES PAYABLE (NOTE 2)                               $  1,221,600
    ACCOUNTS PAYABLE                                                        214,000
    ACCRUED AND OTHER LIABILITIES                                           873,300
                                                                       ------------
                                                                                         $  2,308,900

MINORITY INTEREST                                                                           1,326,800

SHAREHOLDERS' EQUITY:
    COMMON STOCK, $.001 PAR; AUTHORIZED 10,000,000
       SHARES;  9,954,313 SHARES ISSUED AT 9/30/97                           10,000
    CAPITAL IN EXCESS OF PAR                                              4,917,400
    CONVERTIBLE NOTES (NOTE 3)                                            9,707,400
    CUMULATIVE TRANSLATION ADJUSTMENT                                      (220,400)
    ACCUMULATED DEFICIT                                                  (4,784,400)
                                                                       ------------
                                                                          9,629,900
    LESS SHARES OF COMMON STOCK HELD IN TREASURY,
       AT COST                                                               15,500
                                                                       ------------
       TOTAL SHAREHOLDERS' EQUITY                                                           9,614,500
                                                                                         ------------
          TOTAL                                                                          $ 13,250,100
                                                                                         ============







        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                               (UNAUDITED, NOTE 1)

-------------------------------------------------------------------------------

                                                         THREE MONTHS                         NINE MONTHS
                                                      ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30
                                               ----------------------------------  ------------------------------------
                                                     1997              1996              1997               1996
                                               ----------------- ----------------  -----------------  ------------------

REVENUES:
REVENUES  FROM SERVICES PROVIDED                   $   179,600       $    89,900       $   579,000       $   456,100
                                                   -----------       -----------       -----------       -----------


OPERATING EXPENSES:
     AMORTIZATION AND DEPRECIATION                      13,800            15,500            41,800            42,900
     DIRECT                                            109,100           147,800           334,000           309,800
     PAYROLL AND RELATED BENEFITS                       52,300            54,700           150,300           201,700
     SELLING, GENERAL & ADMINISTRATIVE                  39,000           162,700           113,200           312,500
                                                   -----------       -----------       -----------       -----------
                                                       214,200           380,700           639,200           866,900
                                                   -----------       -----------       -----------       -----------
LOSS BEFORE OTHER INCOME (EXPENSE),  MINORITY
         INTEREST & PROVISION FOR INCOME
         TAXES (BENEFIT)                               (34,600)         (290,800)          (60,300)         (410,900)

OTHER INCOME (EXPENSE)
     INTEREST INCOME                                       100             2,000               600            59,200
     INTEREST EXPENSE                                  (21,500)          (30,800)          (72,800)          (95,400)
     GAIN (LOSSES) ON EXCHANGE RATE FLUCTUATIONS        10,800            64,400             1,200           (78,100)
     OTHER INCOME (EXPENSES)                             5,200                --             7,400                --
                                                   -----------       -----------       -----------       -----------
LOSS BEFORE MINORITY INTEREST &
    PROVISION FOR INCOME TAXES (BENEFIT)               (40,000)         (255,100)         (123,900)         (525,100)

MINORITY INTEREST IN INCOME (LOSS) OF
         SUBSIDIARIES                                    1,800            16,800           (15,000)          (10,200)
                                                   -----------       -----------       -----------       -----------

LOSS BEFORE PROVISION FOR INCOME TAXES                 (41,700)         (271,900)         (108,900)         (514,900)

PROVISION FOR INCOME TAXES                                 600                --               600            32,400
                                                   -----------       -----------       -----------       -----------

NET LOSS                                               (42,400)      $  (271,900)      $  (109,600)      $  (547,300)
                                                   ===========       ===========       ===========       ===========

LOSS PER COMMON SHARE                              $     (0.00)      $     (0.03)      $     (0.01)      $     (0.05)
                                                   ===========       ===========       ===========       ===========

WEIGHTED AVERAGE SHARES OF COMMON STOCK              9,954,187         9,954,187         9,954,187         9,954,187
                                                   ===========       ===========       ===========       ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                               (UNAUDITED, NOTE 1)


                                                               -------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     SOURCES OF CASH:
          CLIENTS AND OTHER                                      $       776,500
          INTEREST                                                           600
                                                                 ---------------
                                                                         777,100
                                                                 ---------------
     USES OF CASH:
         CASH PAID FOR:
             DIRECT COSTS                                                508,600
              OPERATING                                                  113,200
              PAYROLL AND RELATED BENEFITS                               150,300
              TAXES                                                          600
              INTEREST                                                     1,500
                                                                 ---------------
                                                                         774,200
                                                                 ---------------
      CASH PROVIDED BY OPERATING ACTIVITIES                                                $    2,900


CASH FLOWS FROM INVESTING ACTIVITIES:
       ACQUISITION OF:
         EQUIPMENT                                                                             (3,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
      SOURCES OF CASH:
          DUE FROM CONTROLLING SHAREHOLDER                               100,000

      USES OF CASH:
           PAYMENT OF NOTES PAYABLE                                       61,700
                                                                 ---------------

             CASH USED IN FINANCING ACTIVITIES                                                 38,300

EFFECT OF EXCHANGE RATES ON CASH AND                                                           (4,600)
       CASH EQUIVALENTS                                                                    ----------

INCREASE IN CASH AND CASH EQUIVALENTS                                                          33,600

CASH AND EQUIVALENTS, BEGINNING                                                                 7,600
                                                                                           ----------
CASH AND EQUIVALENTS, ENDING                                                               $   41,200
                                                                                           ==========










        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                               (UNAUDITED, NOTE 1)

-------------------------------------------------------------------------------



RECONCILIATION OF NET LOSS TO CASH FLOWS
     PROVIDED BY OPERATING ACTIVITIES:

NET LOSS                                                              $ (109,600)
                                                                      ----------
ADJUSTMENTS TO RECONCILE NET LOSS TO
    CASH  PROVIDED BY OPERATING ACTIVITIES:

          AMORTIZATION AND DEPRECIATION             $  41,800

          MINORITY INTEREST                           (15,000)

          CURRENCY FLUCTUATION                         (1,200)

          CHANGES IN ASSETS & LIABILITIES:

               ACCOUNTS RECEIVABLE                    190,200

               OTHER ASSETS                           (99,600)

               ACCOUNTS PAYABLE:                     (130,600)

               ACCRUED LIABILITIES AND OTHER          126,900
                                                    ---------

                    TOTAL ADJUSTMENTS                                   112,500
                                                                      ---------

CASH PROVIDED BY OPERATING ACTIVITIES                                 $   2,900
                                                                      =========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1997

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

The Company has changed its balance sheet presentation to a non-classified balance sheet due to the change from principally the service industry to principally real estate holdings and made other reclassifications (See Item 2. Management's Discussion and Analysis or Plan of Operations). Such change in presentation had no effect on operations. Balances for the three and nine months ended September 30, 1997 have been reclassified where appropriate to conform to the comparable 1996 period's financial statement presentation.

(2)      MORTGAGE AND NOTES PAYABLE

Mortgages and Notes Payable at September 30, 1997 is summarized as follows:

           Mortgage Note, bank                     $  468,900
           Note Payable, bank                         639,400
                                                   ----------
                      Total Payable to banks       $1,108,300
           Note Payable, unsecured                     48,000
           Note Payable, related party                 15,300
           Shareholder Loan                            50,000
                                                   ----------
                                                   $1,221,600
                                                   ----------

(3)      CONVERTIBLE NOTE

Convertible Notes issued at August 19, 1996 are summarized as follows:

           $4,858,828         convertible into       52,875,030 shares
           $4,848,558         convertible into       52,763,270 shares
           ----------                               ------------------
           $9,707,386         convertible into      105,638,300 shares

Item 2.  Management's Discussion and Analysis or Plan of Operations.

         The following discussion and analysis covers any material changes in financial condition since December 31, 1996 and any material changes in the results of operations for the three and nine months ended September 30, 1997, as compared to the same period in 1996. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operations" included in the Company's Form 10-KSB for the year ended December 31, 1996

GENERAL

The Company consummated a share exchange transaction on August 19, 1996 resulting in a reverse acquisition which has been accounted for in a manner similar to a pooling of interests. Accordingly, the consolidated financial statements for the three and nine month period ending September 30, 1997 and the corresponding 1996 period have been retroactively restated to include the accounts of the companies transferred in such pooling of interest.

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

RESULTS OF  OPERATIONS:
THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Revenues increased for the three months ended September 30, 1997 totaled $179,600 as compared to $89,900 for the same period in 1996, an increase of approximately $89,700 or 50%. The Company's domestic and foreign valuation subsidiaries Appraisal Group International, Inc. (AGII) based in Miami, Florida and Appraisal Group International Rt.(AGI RT.) based in Budapest, Hungary accounted for the Company's revenues. AGII had revenues of $165,400 for the period, and AGI RT. had revenues of $14,200.

Operating expenses for the three months ended September 30, 1997 were $214,200 compared to $380,700 for the comparable period in 1996, a decrease of $166,500 or 44%. Of the total expenses, foreign operations accounted for 9% and domestic operations accounted for 91%.

Selling, General and Administrative expenses for the period were $39,000 compared to $162,700 for the same period in 1996, a decrease of $123,700. A significant amount of such decrease is attributable to the merger transaction which closed during the 1996 comparable period, and the recognition of related expenses for the merger was recognized during this period. Payroll and Related Benefits for the period decreased from $54,700 in 1996 to $52,300 for the current period. Direct expenses including the production of appraisal reports, fees and related expenses for the period decreased from $147,800 in 1996 to $109,100 for the current period. Amortization and Depreciation expense was consistent between the periods.

Interest expense for the three months ended September 30, 1997 was $21,500 compared to $30,800 for the same period in 1996. The majority of interest expense is attributable to debt for properties located in Mexico. Currency translation gain was $10,800 for the current 1997 period compared to $64,400 for the comparable period in 1996. Such translation gain is attributable to the currency fluctuations of the Mexican peso during each such period.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Revenues for the nine months ended September 30, 1997 totaled $579,000 as compared to $456,100 for the same period in 1996, an increase of $122,900 or 22%. The Company's domestic and foreign valuation subsidiaries accounted for the Company's revenues. AGII had revenues of $498,000 for the period, compared to $243,100 for the same period in 1996, an increase of approximately 50%. AGII has instituted certain marketing programs to reverse its declining sales over the last few years, with the results beginning to show some effect. AGI RT. had revenues of $71,000, compared to $199,500 for the same period in 1996. The continued decline is attributed to the decrease in appraisal assignments with the Hungarian government which is at the end of the privatization process. The Company is focusing its marketing efforts towards expanding its presence in the field of corporate liquidations on behalf of the Hungarian court.

Operating expenses for the nine months ended September 30, 1997 were $639,200 compared to $866,900 for the comparable period in 1996, a decrease of $227,700. Of the total expenses, foreign operations accounted for 9% and domestic operations accounted for 91%. Influencing the overall decline in expenses are the following factors: (i) the expenses associated with the merger transaction during 1996 and (ii) an overall endeavor by the Company to reduce its operating expenses both on a foreign and domestic basis.

Selling, General and Administrative expenses for the period decreased from $312,500 in 1996 to $113,200 for the current period, a decrease of $199,300. Payroll and Related Benefits for the period decreased from $201,700 in 1996 to $150,300 for the current period. Direct expenses including the production of appraisal reports, fees and related expenses for the period increased from $309,800 in 1996 to $334,000 for the current period, an increase of $24,200 or 7%, in spite of the fact revenues increased 22%. Amortization and Depreciation expense was consistent between the periods.

Interest expense for the nine months ended September 30, 1997 were $72,800 compared to $95,400 for the same period in 1996. The majority of interest expense is attributable to debt for properties located in Mexico. There was a currency translation gain of $1,200 for the nine-month period ended September 30, 1997 compared to a currency translation expense of $78,100 for the comparable nine-month period in 1996. Such translation gain or expense is attributable to the currency fluctuations of the Mexican peso during each such period.

LIQUIDITY AND CAPITAL RESOURCES:

Cash Flow From Operations. The Company incurred for the nine months ended September 30, 1997, a net loss of $109,600 compared to a net loss of $547,300 for the comparable period in 1996. Cash flow provided by operations was $2,900.

Working Capital. The Company's current assets, consisting of cash and receivables of approximately $2,272,800 exceed its current liabilities consisting of accounts payable and accrued liabilities of approximately $1,087,300, by approximately $1,185,500. Included in current liabilities are accrued officer's salaries amounting to approximately $522,300.

Long Term Liabilities: Mortgage and Notes Payable for the nine months ended September 30, 1997 were $1,221,600. Of this amount, mortgages to Mexican banks for property currently held for future developed totaled $1,108,300. Of the remainding $113,300, $97,900 is attributable to domestic operations ($50,000 shareholder loans and $47,500 notes payable) and $15,600 to foreign operations.

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

The Hungarian exchange rate used for the nine months ended September 30, 1997 and 1996 were HUF 195.48 and HUF 154.7, respectively. The Mexican exchange rate used for the nine months ended September 30, 1997 and 1996 were MNP 7.8199 and MNP 7.5374, respectively.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result", "are expected to", "will continue", "is anticipated", "estimated", "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among other, the following: (i) the Company"s ability to obtain additional financing to implement its business strategy; (ii) real estate investment risks, including the potential for increases in real property taxes; (iii) real estate development risks, including obtaining building permits or necessary zoning changes, construction delays strikes, adverse weather conditions and other conditions beyond the control of the Company; (iv) illiquidity of real estate investments; (v) the financial condition of the Company's clients; (vi) imposition of new regulatory requirements affecting the Company; (vii) a downturn in general or local economic conditions where the Company owns real property; (viii) the delay or failure to properly manage growth and successfully integrate acquired companies and operations; (ix) lack of geographic diversification; (x) effect of uninsured loss and (ix) other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission.

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


                                              INTERNATIONAL REALTY GROUP, INC.
                                              --------------------------------
                                                        (REGISTRANT)



DATE: DECEMBER 10, 1997                      /s/ RICHARD M. BRADBURY
                                             ---------------------------------
                                             RICHARD M. BRADBURY,
                                             PRESIDENT, AND
                                             CHIEF FINANCIAL OFFICER