Form 10QSB
period 1996-09-30
INTERNATIONAL REALTY GROUP INC
filed 1997-12-23
CIK 887310

                                   FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _________________ to __________________.


                         Commission File Number 0-20180


                        INTERNATIONAL REALTY GROUP, INC.
             (Exact Name Of Registrant As Specified In Its Charter)

           DELAWARE                                          62-1277260
-------------------------------                         -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


111 NORTHWEST 183RD STREET, SUITE 518, MIAMI, FLORIDA                33169
--------------------------------------------------------------------------------
      (Address of principal executive office)                      (Zip Code)


                                  305-944-8811
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes        No  X
                                 -----     -----

The number of shares outstanding of each of Issuer's classes of common equity as of November 1, 1997.


      COMMON STOCK, PAR VALUE $.001                           9,954,313
      -----------------------------                        ----------------
            Title of Class                                 Number of Shares


Transitional Small Business Disclosure Format   yes        no  X
                                                   -----     -----

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1996
                               (UNAUDITED, NOTE 1)

                                     ASSETS

REAL ESTATE, AT COST:
    PROPERTY HELD FOR FUTURE DEVELOPMENT (NOTE 3)                                 $10,551,600

RECEIVABLES:
    DUE FROM CONTROLLING SHAREHOLDER                              2,326,100
    ACCOUNTS RECEIVABLE, DEEMED FULLY COLLECTIBLE                   210,000
                                                                -----------
                                                                                    2,536,100

    CASH AND CASH EQUIVALENTS                                                          43,600
    FURNITURE, EQUIPMENT, AND IMPROVEMENTS                                            179,800
    EXCESS OF COST OVER ESTIMATED FAIR VALUE OF
        NET ASSETS ACQUIRED                                                           127,600
    OTHER ASSETS                                                                       24,300
                                                                                  -----------
           TOTAL                                                                  $13,463,000
                                                                                  ===========



                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
    MORTGAGES AND NOTES PAYABLE (NOTE 4)                        $ 1,239,600
    ACCOUNTS PAYABLE                                                345,100
    ACCRUED AND OTHER LIABILITIES                                   792,100
                                                                -----------
                                                                                  $ 2,376,800

MINORITY INTEREST                                                                   1,373,800

SHAREHOLDERS' EQUITY:
    COMMON STOCK, $.001 PAR; AUTHORIZED 10,000,000
       SHARES;  9,954,250 Shares Issued at 9/30/96                   10,000
    CAPITAL IN EXCESS OF PAR                                      4,912,000
    CONVERTIBLE NOTES (NOTE 5)                                    9,707,300
    CUMULATIVE TRANSLATION ADJUSTMENT                              (248,800)
    ACCUMULATED DEFICIT                                          (4,652,600)
                                                                -----------
                                                                  9,727,900

    LESS SHARES OF COMMON STOCK HELD IN TREASURY,
       AT COST                                                       15,500
                                                                -----------
        TOTAL SHAREHOLDERS' EQUITY                                                  9,712,400
                                                                                  -----------
           TOTAL                                                                  $13,463,000
                                                                                  ===========





        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

               INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENT OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                               (UNAUDITED, NOTE 1)

---------------------------------------------------------------------------------------------------------------------------------

                                                                         THREE MONTHS                         NINE MONTHS
                                                                      ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                                -----------       -----------       -----------       -----------
                                                                    1996              1995              1996              1995
                                                                -----------       -----------       -----------       -----------
REVENUES:
REVENUES FROM SERVICES PROVIDED                                 $    89,900       $   397,000       $   456,100       $   975,100
                                                                -----------       -----------       -----------       -----------
OPERATING EXPENSES:
     AMORTIZATION AND DEPRECIATION                                   15,500            17,700            42,900            61,000
     DIRECT                                                         147,800            75,300           309,800           390,300
     PAYROLL AND RELATED BENEFITS                                    54,700            94,400           201,700           340,300
     SELLING, GENERAL & ADMINISTRATIVE                              162,700            59,600           312,500           290,000
                                                                -----------       -----------       -----------       -----------
                                                                    380,700           247,000           866,900         1,081,600
                                                                -----------       -----------       -----------       -----------
INCOME (LOSS) BEFORE OTHER INCOME
   (EXPENSE), MINORITY INTEREST &
    PROVISION FOR INCOME TAXES (BENEFIT)                           (290,800)          149,900          (410,900)         (106,600)

OTHER INCOME (EXPENSE)
     INTEREST INCOME                                                  2,000         1,519,700            59,200         5,341,800
     INTEREST EXPENSE                                               (30,800)       (2,314,200)          (95,400)       (8,053,900)
     GAIN (LOSS) ON EXCHANGE RATE FLUCTUATIONS                       64,400           212,100           (78,100)        1,018,300
     OTHER EXPENSES                                                      --                --                --              (200)
                                                                -----------       -----------       -----------       -----------
LOSS BEFORE MINORITY INTEREST &
    PROVISION FOR INCOME TAXES (BENEFIT)                           (255.100)         (432,400)         (525,100)       (1,800,600)

MINORITY INTEREST IN INCOME (LOSS) OF
         SUBSIDIARIES                                                16,800          (141,600)          (10,200)         (446,200)
                                                                -----------       -----------       -----------       -----------

LOSS BEFORE PROVISION FOR INCOME TAXES
                                                                   (271,900)         (290,800)         (514,900)       (1,354,500)

PROVISION FOR INCOME TAXES                                               --             2,400            32,400             2,400
                                                                -----------       -----------       -----------       -----------
NET LOSS                                                           (271,900)         (293,200)         (547,300)       (1,356,900)
                                                                ===========       ===========       ===========       ===========
LOSS PER COMMON SHARE                                           $     (0.03)      $     (0.03)      $     (0.05)      $     (0.14)

                                                                ===========       ===========       ===========       ===========
WEIGHTED AVERAGE SHARES OF COMMON STOCK                           9,954,187         9,954,187         9,954,187         9,954,187
                                                                ===========       ===========       ===========       ===========



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                               (UNAUDITED, NOTE 1)
----------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     SOURCES OF CASH:
          CLIENTS AND OTHER                      $   972,700
          INTEREST                                    59,200
                                                 -----------
                                                   1,031,900
                                                 -----------
     USES OF CASH:
         CASH PAID FOR:
             DIRECT COSTS                            253,900
             OPERATING                               294,000
             PAYROLL AND RELATED BENEFITS            119,600
             TAXES                                    28,900
             INTEREST                                  3,500
                                                 -----------
                                                     699,900
                                                 -----------
      CASH PROVIDED BY OPERATING ACTIVITIES                       $   332,000


CASH FLOWS FROM INVESTING ACTIVITIES:
       ACQUISITION OF:
         EQUIPMENT                                     3,600
         REAL ESTATE                                   7,400
                                                 -----------
      CASH USED IN INVESTING ACTIVITIES                               (11,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
      SOURCES OF CASH:
          CASH RECEIVED FROM AFFILIATE               264,500
                                                 -----------
      USES OF CASH:
           PAYMENT OF:
             NOTES PAYABLE                            21,000
             DUE FROM AFFILIATE                      515,100
                                                 -----------
                                                     536,100
                                                 -----------
      CASH USED IN FINANCING ACTIVITIES                              (271,600)

EFFECT OF EXCHANGE RATES ON CASH AND
      CASH EQUIVALENTS                                                (25,300)
                                                                  -----------
INCREASE IN CASH AND CASH EQUIVALENTS                                  24,100

CASH AND EQUIVALENTS, BEGINNING                                        19,500
                                                                  -----------
CASH AND EQUIVALENTS, ENDING                                      $    43,600
                                                                  ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES


                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                               (UNAUDITED, NOTE 1)

----------------------------------------------------------------------------------------


RECONCILIATION OF NET LOSS TO CASH FLOWS
     PROVIDED BY OPERATING ACTIVITIES:

NET LOSS                                                                        $(547,300)
                                                                                ---------

ADJUSTMENTS TO RECONCILE NET LOSS TO
    CASH  PROVIDED BY OPERATING ACTIVITIES:

          AMORTIZATION AND DEPRECIATION                         $  42,900
          MINORITY INTEREST                                       (10,200)
          CURRENCY FLUCTUATION                                     78,100

          CHANGES IN ASSETS & LIABILITIES:
               ACCOUNTS RECEIVABLE                                 11,500

               OTHER ASSETS                                       515,100

               ACCOUNTS PAYABLE:                                   83,900

               ACCRUED LIABILITIES AND OTHER                      158,300
                                                                ---------

                    TOTAL ADJUSTMENTS                                             879,600
                                                                                ---------

CASH PROVIDED BY OPERATING ACTIVITIES                                           $ 332,300
                                                                                =========

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
        INVESTING ACTIVITIES:
               NET ASSETS CONTRIBUTED BY PARTICIPATING
                     ASSOCIATIONS                                               $  46,400
                                                                                =========

FINANCING ACTIVITIES:
        COMMON STOCK AND CONVERTIBLE NOTE ISSUED IN
           EXCHANGE FOR NET ASSETS RECEIVED IN COMBINATION                      $ 308,400
                                                                                =========




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1996


(1)      PRINCIPLES OF STATEMENT PRESENTATION

The unaudited consolidated financial statements include all adjustments which are necessary, in the opinion of management, to fairly reflect the Company's financial position and results of operations. All such adjustments are of a normal recurring nature. The statements have been prepared using the accounting policies described in the Company's 1995 Audited Financial Statements contained in the Company's Form 10-KSB for the year ended December 31, 1995.

The Company has changed its balance sheet presentation to a non-classified balance sheet due to the change from principally the service industry to principally real estate holdings and made other reclassifications (See Note 2). Such change in presentation has no effect on operations. Balances for the three and nine months ended September 30, 1996 have been reclassified where appropriate to conform to the comparable 1995 period's financial statement presentation.

(2)      MERGER AND RELATED MATTERS

The Company consummated a share exchange transaction ("Transaction") with DSC, S.A. de C.V. ("DSC") and Hemisphere Developments Limited ("Hemisphere") on August 19, 1996 (the "Closing Date"). The Transaction has been accounted for in a manner similar to a pooling of interest. The assets acquired by the Company as described below were accounted for at historical cost.

Pursuant to the terms of the Amended and Restated Agreement entered into between the parties as of August 19, 1996, the Company acquired the following assets from DSC and Hemisphere as of August 19, 1996; (i) DSC's 100 percent interest in Centro de Promociones Guerrero S.A. de C.V. ("Centro"); (ii) DSC's 75 percent interest in Clusters Inmobiliaria de Ixtapa, S.A. de C.V. ("Clusters Ixtapa");
(iii) a promissory note ("Clusters Note") in the principal amount of $5,628,426 of Clusters Ixtapa; (iv) DSC's 30 percent interest in Nueva Tierra, S.A. de C.V. ("Nueva Tierra"); and (v) Hemisphere's 100 percent interest in Newland Corporation, which, in turn, holds a 70 percent interest in Nueva Tierra. Nueva Tierra owns a majority interest and is the general partner of the following real estate Asociacion en Participacion ("Participating Associations"), a form of limited partnership in Mexico: (x) Villas Del Carbon; (y) Hacienda del Franco; and (z) Bahia de Cortes. The assets acquired by the Company are collectively referred to herein as the "Assets". For additional information regarding the Assets, see "Assets Acquired".

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

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

mailing of an Information Statement to stockholders. The Company anticipates that, at the earliest, the authorized Common Stock will be increased and the DSC and Hemisphere Notes converted to Common Stock during the fourth quarter of 1997. The DSC and Hemisphere Notes are secured by the Assets and matures on January 1, 1998.

The Amended and Restated Agreement provides that DSC will make $300,000 in working capital advances to the Company. DSC made approximately $195,000 of such advances to the Company as of the Closing Date. The amount of such advances have been added to the amount of the capital contributed to the Company in Transaction.

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

ASSETS ACQUIRED

The Assets acquired consist of the following companies and real estate holdings:

Centro, a company formed under the laws of Mexico on March 13, 1989, owns land located in Acapulco, Mexico, known as Campo de Tiro. The eight-acre, partially developed property is being held for future development and is subject to a mortgage (including accrued interest) in the approximate amount of $632,200 as of September 30, 1996.

Clusters Ixtapa, a company formed under the laws of Mexico on July 24, 1991, owns land in Ixtapa on the Pacific coast of Mexico in the state of Guerrero. The 26-acre property is being held for development. Clusters Ixtapa has received loans in the principal amount of $23,007,000 (the "NAFIN Debt") from its lender, National Financiera, S.N.C. Bank ("NAFIN"). On December 29, 1995, Clusters Ixtapa, DSC and

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

NAFIN entered into a restructuring plan with respect to the NAFIN Debt. The Company is not a party to the DSC and NAFIN restructuring plan. Pursuant to the restructuring plan, DSC has assumed the NAFIN Debt in exchange for Clusters Ixtapa's payment of approximately $15,341,000 and DSC's payment of the difference. DSC has advised the Company it intends to repay such amount, as well as certain other debt of DSC to NAFIN, through transfer from DSC to NAFIN of approximately 15,991,000 shares of the Company's Common Stock upon the conversion of the DSC Note. Pursuant to the DSC Transaction, the Company acquired from DSC its 75% interest and a $5,628,426 debt obligation of Clusters Ixtapa on the Closing Date.

Nueva Tierra, all of the stock of which the Company has acquired in the DSC and Hemisphere Transactions, has a.majority interest in three real estate projects in Mexico, as set forth below.

Villas del Carbon, a Participating Association formed under the laws of Mexico on January 19, 1996, owns a residential development located in Villa del Carbon, State of Mexico in which Nueva Tierra has a 79.1 percent interest. The 25-acre property, which is presently being held by the Company for future development, is partially developed and presently has a clubhouse, roads and utility lines to the property boundary. Preliminary development plans call for development of 180 home sites for sale to builders or individuals who wish to construct weekend country houses. This property is not subject to any mortgage.

Hacienda del Franco, a Participating Association formed under the laws of Mexico on January 10, 1996, owns a residential development project located near Silao in the State of Guanajuato, in which Nueva Tierra has an 81.1 percent interest. The property consists of approximately 260 acres of land and includes a traditional colonial style hacienda. The property is being held for future development or possible development centered around the hacienda. The property is subject to a mortgage in the amount of $465,900, as of September 30, 1996.

Bahia de Cortes, a Participating Association formed under the laws of Mexico on February 7, 1996, owns a resort development project located in Baja California near La Paz, in which Nueva Tierra has a 78.1 percent interest. The property, which is being held for future development, consists of approximately 3,080 acres of land including over five kilometers of beachfront property The property is not subject to any mortgage.

The Company's pro forma consolidated results of operations for the nine months ended September 30, 1996 and 1995, assumes the merger of DSC and Hemisphere occurred on January 1, 1995, and are summarized as follows.

                                          INTERNATIONAL REALTY      DSC/HEMISPHERE
                                               GROUP, INC.            COMBINED (1)           COMBINED
                                          --------------------      --------------           --------
Nine months ended
 September 30, 1995 (unaudited):
 Revenues, net                                  $  975,100            $       --            $  975,100
 Net Loss                                           89,600             1,267,300             1,356,900


----------
(1) Net of Minority Interest

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

No intercompany transactions existed between the companies during the periods presented and no adjustments were necessary to conform the accounting policies of the two companies. Costs associated with consummating the combination amounted to $110,000.

The pro forma revenues and earnings summarized above are not necessarily indicative of the results that would have occurred if the acquisition had been consummated on September 30, 1995 or of future results of operations of the combined companies.

(3)      LAND HELD FOR FUTURE DEVELOPMENT

                Location                         Acreage           1996
                --------                         -------           ----
          Ixtapa, Mexico                            26        $ 9,054,900
          Acapulco, Mexico                           8            403,600
          Caye Bokel, Belize                        87            456,500
          Guanajuato, Mexico                       236            547,200
          Jilotepec, Mexico                         24             43,100
          La Paz, Mexico                         3,451             19,300
          La Grange, Texas                           1             31,600
                                                              -----------
                                                              $10,556,100

(4)      MORTGAGE AND NOTES PAYABLE

Mortgages and Notes Payable at September 30, 1996 is summarized as follows:


          Mortgage Note, bank                      $  465,900
          Note Payable, bank                          637,200
                                                   ----------
                     Total Payable to banks        $1,098,100
          Note Payable, unsecured                      49,100
          Note Payable, related party                  38,400
          Shareholder Loan                             54,000
                                                   ----------
                                                   $1,239,600
                                                   ----------

(5)      CONVERTIBLE NOTE

Convertible Notes issued at August 19, 1996 are summarized as follows:

           $4,858,828         convertible into            52,875,030 shares
           $4,848,558         convertible into            52,763,270 shares
           ----------                                    -------------------
           $9,707,386         convertible into           105,638,300 shares



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

         The following discussion and analysis covers any material changes in financial condition since December 31, 1995 and any material changes in the results of operations for the three and nine months ended September 30, 1996, as compared to the same period in 1995. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operations" included in the Company's Form 10-KSB December 31, 1995.

ORGANIZATION AND BUSINESS

GENERAL
The Company consummated a share exchange transaction on August 19, 1996 resulting in a reverse acquisition which has been accounted for in a manner similar to a pooling of interests. Accordingly, the consolidated financial statements have been retroactively restated to include the accounts of the companies transferred by DSC and Hemisphere, at historical costs. See Note 2 to the Consolidated Financial Statements.

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

RESULTS OF OPERATIONS:
THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995.

Revenues declined for the three months ended September 30, 1996 to $89,900 from $397,000 for the same period in 1995, a decrease of approximately $307,100. The Company's domestic valuation operation Appraisal Group, Inc. (AGI) based in Miami, Florida and foreign operation, Appraisal Group International Rt. (AGI RT.) based in Budapest, Hungary accounted for the Company's revenues. The decrease in revenues for domestic operations was 75%, compared to the comparable 1995 quarterly period, and foreign operations experienced a 33% decline from the comparable 1995 quarterly period.

Operating expenses for the three months ended September 30, 1996 were $380,700, compared to $247,000 for 1995, an increase of $133,700. Of the total operating expenses, 73% is attributed to domestic operations and 27% to foreign operations. Selling, General and Administrative Expenses for the three months ended September 30, 1996 were $162,700 compared to $59,600 for the same period in 1995, an increase of $103,100. Included in this amount is approximately $81,000 attributable to the expenses involved in the reverse acquisition with DSC and Hemisphere. Included in the $81,000 of such expenses were $43,600 incurred in 1995 and recognized on the Closing date which occurred during this period.

Direct expenses for the quarterly period including the production of appraisal reports, appraisers' fees, travel, reproduction, photography and all related expenses was $147,800 compared to $75,300 in 1995, an increase of 49%. Payroll and related benefits expense for the quarterly period were $54,700, compared to $94,400 for the same period in 1995, a decrease of 42%. Amortization, Depreciation and Rent expenses were consistent for the same period in 1995 as compared to 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995.

Revenue, which was derived from consulting services for the nine months ended September 30, 1996, decreased 53% from $975,100 in 1995 to $456,100 in 1996.
Revenues from foreign operations decreased 45% from $362,600 in 1995 to $199,500 in 1996. The decrease in foreign revenue is attributed to the decrease in consulting assignments from various Hungarian government agencies. Revenues from domestic operations decreased 41% from $525,800 in 1995 to $243,100 in 1996. The decrease in domestic revenue is attributable to a decline in the Company's market penetration in commercial appraisal assignments.

Operating Expenses for the nine months ended September 30, 1996 decreased 20% from $1,081,600 in 1995 to $866,900 in 1996. SELLING, GENERAL AND OVERHEAD OPERATING EXPENSES for the period 1996 were $312,500 versus $290,000 for the comparable period in 1995. Included in this expense category for 1996 are expenses associated with the reverse acquisition, amounting to approximately $109,700. DIRECT expenses including the production of appraisal reports, appraisers' fees, travel, reproduction, photography and all related expenses decreased from $390,300 in 1995 to $309,800 in 1996. The decrease in direct expenses follows the overall decline in revenue for the nine-month period. PAYROLL AND RELATED BENEFITS decreased 44% to $201,700 in 1996 compared to $340,300 in 1995. AMORTIZATION and DEPRECIATION expenses were consistent between the periods. There were no operating expenses attributable to land development activities during the period.

OTHER INCOME AND EXPENSES for the comparative periods were significantly influenced by the inclusion of the results of operations of Clusters Ixtapa as a result of the transaction with DSC and Hemisphere. Clusters Ixtapa had received loans in the principal amount of $23,007,000 (the "NAFIN Debt") from its lender, National Financiera, S.N.C. Bank ("NAFIN"). On December 29, 1995, Clusters Ixtapa, DSC and NAFIN entered into a restructuring plan with respect to the NAFIN Debt, to which the Company was not a party. Pursuant to the restructuring plan, DSC assumed the NAFIN Debt in exchange for Clusters Ixtapa's payment of approximately $15,341,000 and DSC's payment of the difference. DSC has advised the Company it intends to repay such difference, as well as certain other debt of DSC to NAFIN, through the transfer from DSC to NAFIN of approximately 15,991,000 shares of the Company's Common Stock upon the conversion of the DSC Note. Subsequently, pursuant to the DSC Transaction, the Company acquired from DSC a $5,628,426 debt obligation of Clusters Ixtapa on the Closing Date. See
Note 2, contained herein.

The majority of interest income ($5,275,500 of the $5,341,800) for the nine-months ended 1995 (compared to $59,200 for the comparable period in 1996, is attributable to the funds on deposit with NAFIN on behalf of Clusters Ixtapa. The majority of interest expense ($7,993,100 of the $8,053,900) for the nine months ended 1995 as compared to $95,400 for the comparable period in 1996 is attributable to Clusters Ixtapa. There was a gain for exchange rate fluctuations of $1,018,300 in 1995, compared to a loss of $78,100 in 1996 attributable to Mexican operations.

LIQUIDITY AND CAPITAL RESOURCES:

For the nine months ended September 30, 1996, the Company and its subsidiaries reported net losses of $547,300 compared to $1,356,900 for the comparable 1995 period. Revenues from the Company's core business (appraisals) have decreased over the past few years. The Company is taking action to re-focus its appraisal marketing efforts and explore other areas of valuation to stabilize and then increase its appraisal volume.

CASH FLOW FROM OPERATIONS. The Company incurred for nine months ended September 30, 1996 a net loss of $547,300, while maintaining a positive cash flow from operations of $332,300.

WORKING CAPITAL. The Company's current assets consist of Receivables and Cash Equivalents which total approximately $2,579,700 exceeding its current liabilities consisting of Accounts Payable and Accrued Liabilities of $1,137,200 by approximately $1,438,500. Included in accrued liabilities are accrued officer's salaries amounting to approximately $437,600 and shareholder loans of approximately $43,500. During 1995 the Company entered into a share exchange transaction with DSC and Hemisphere, which was closed on August 19, 1996. Pursuant to a restated and amended agreement, DSC agreed to advance $300,000 of working capital to the Company. As of September 30, 1996

$195,025 of such advances had been made to the Company and were included in the convertible note as of the Closing date.

LONG-TERM DEBT. As of September 30, 1996, Long-Term debt totaled
$1,239,600 compared to $764,200 at December 31, 1995. The increase in long-term debt reflected the acquisition of Newland Corporation on the Closing date, and the assumption of approximately $550,600 of debt. Of the long-term debt, mortgages payable secured by the underlying real estate, payable to Mexican financial institutions totaled $1,098,000. Unsecured debt attributable to the Company's operating subsidiaries totaled $117,400 of which $68,400 is attributable to foreign operations and $49,000 to domestic operations.

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

CURRENCY RISK. The Company's operating entities are not subject to direct currency conversion risks. The Company's primary operating entities provide consulting services to their clients in their own geographic locations. All consulting services performed by APPRAISAL GROUP, INC. based in Miami, Florida are reported and paid in U.S. dollars. All assets and liabilities of Hungarian operations are translated into U.S. dollars at period-end exchange rates with the resulting translation adjustment recorded in accumulated translation adjustment in shareholder's equity. The Company does not employ any hedging techniques against the Hungarian forint. From its formation on September 6, 1990 to September 30, 1996, the Company has, as part of shareholders equity, recognized currency fluctuation losses of $248,800.

The functional currency of the Mexican companies is the U.S. dollar. Therefore, all peso denominated transactions represent foreign currency transactions. Foreign currency transaction gains and losses are included in determining net income. All foreign currency transaction gains or losses in 1995 or 1996 were attributable to the Mexican operations.

The Hungarian exchange rate used for the nine months ended September 30, 1996 and 1995 were HUF 154.7 and HUF 139.81, respectively. The Mexican exchange rate used for the nine months ended September 30, 1996 and 1995 was MNP 7.5374 and MNP 6.55, respectively.

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

         None

ITEM 5:  OTHER INFORMATION

         None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         A.       Exhibits

                  27.1  Financial Data Schedule (For SEC purposes only)
                  99.1  Letter from Hixson, Marin, Powell & DeSanctis, P.A.

         B.       Reports on Form 8-K

- The Company filed with the Securities and Exchange Commission the following report on Form 8-K during the last quarter of the period covered by this Report.
- September 5, 1996 Consummation of the share exchange transaction between the Company, DSC S.A. de C.V. and Hemisphere Developments, Limited as of August 19, 1996.
- September 25, 1996 Changes in Registrant's Certifying Accountant, as of April 30, 1996.

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

                                        INTERNATIONAL REALTY GROUP, INC.
                                        --------------------------------
                                             (REGISTRANT)

DATE:  DECEMBER 8, 1997

                                        /s/ RICHARD M. BRADBURY,
                                        --------------------------------
                                        RICHARD M. BRADBURY,
                                        PRESIDENT, AND
                                        CHIEF FINANCIAL OFFICER