Form 10KSB40
period 1997-12-31
INTERNATIONAL REALTY GROUP INC
filed 1998-10-23
CIK 887310

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                          Commission File NO. 0-20180
                                          -----------

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

Securities registered under Section 12(b) of the Exchange Act:          None.
                                                                        ----
Securities registered under Section 12(g) of the Exchange Act:          Common Stock par value $.001.
                                                                        ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

Revenues for the most recent fiscal year were $ 792,800.

The aggregate market value of shares of the registrant's voting stock held by non-affiliates as of December 31, 1996 is significantly below $25,000,000, although the exact amount is unavailable since there was no active market for the registrant's common stock. The aggregate number of shares of the registrant's voting stock held by non-affiliates as of December 31, 1997 is approximately 3,532,313.

As of September 1, 1998, there were 9,954,313 shares of the registrant's common stock outstanding.

                               TABLE OF CONTENTS

PART I                                                                     PAGE

ITEM 1.  Description of Business                                              2
ITEM 2.  Description of Property                                              4
ITEM 3.  Legal Proceedings                                                    6
ITEM 4.  Submission of Matters to a Vote of Security Holders                  6

PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters             6
ITEM 6.  Management's Discussion & Analysis                                   7
ITEM 7.  Financial Statements                                                10
ITEM 8.  Changes in and Disagreements with Accountants on Accounting         10
         and Financial Disclosure

PART III

ITEM 9.  Directors and Executive Officers, Promoters and Control Persons;    10
ITEM 10. Executive Compensation                                              11
ITEM 11. Security Ownership of Certain Beneficial Owners and Management      11
ITEM 12. Certain Relationships and Related Transactions                      12
ITEM 13. Exhibits and Reports on Form 8-K                                    14

PART I:
ITEM 1:  DESCRIPTION OF BUSINESS

INTERNATIONAL REALTY GROUP, INC.,( the "Company") was incorporated in the State of Delaware on April 13, 1970. Its principle offices are located at 111 NW 183 Street, Suite 518, Miami, Florida 33169. Its telephone number is (305) 944-8811.

BUSINESS OPERATIONS

The Company, together with its consolidated subsidiaries, currently operates in two business segments: (i) Real Estate Consulting Services, and (ii) Land Development.

REAL ESTATE CONSULTING SERVICES

The Company's real estate consulting services operate through its domestic and foreign subsidiaries, which represented 89% and 11% respectively, of total Company revenue in 1997. Domestic operations are performed through Appraisal Group International, Inc. and foreign operations are performed through Appraisal Group International, Rt.

APPRAISAL GROUP INTERNATIONAL, INC.

Appraisal Group International, Inc. ("AGII"), organized on July 7, 1989, and its predecessor Appraisal Group, Inc. organized on August 21, 1974, is an appraisal and valuation company, specializing in commercial and residential real estate, machinery and equipment valuation services.

Real estate appraisals are performed on a domestic and international level, including engagements in Mexico, China, Lithuania, Estonia, Panama, and Hungary. An estimated 75% percent of appraisal revenue is derived from projects in the United States and 25% percent from international projects. Properties appraised include office buildings, shopping centers, apartment complexes, hotels, resorts and golf courses. The Company also performs a large volume of single-family and review appraisals to fully serve its clients. During 1997, AGII performed over 2,100 single-family and review appraisals in 16 states for over 150 local and national clients.

Commercial appraisals are generally full narrative appraisals prepared in accordance with the Uniform Standards of Professional Appraisal Practice. The appraisals are utilized by governmental agencies, banks, institutions, property owners, developers and attorneys for a variety of purposes, including financing, insurance, portfolio analysis, litigation support, estate analysis and current market valuation. The majority of residential appraisals are completed on forms promulgated by the Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (FHLMC) and are normally utilized for financing and estate purposes. In addition, the company performs business valuations, equipment and machinery valuations, and litigation support for its clients.

Except for salaries of the Chief Executive Officer and administrative staff, the staff of Appraisal Group International, Inc. consists of independent contractors who accept assignments pursuant to negotiated fee arrangements. All appraisers must be licensed and certified real estate appraisers, pursuant to applicable law. In addition to the appraisers in the Miami office, the company has contracts with other licensed and certified independent contractors on a national basis.

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

The majority of business of AGII Rt. has been the valuation of businesses and real estate, primarily for the State Property Agency, an agency of the Hungarian government and local city municipalities. In addition, AGII Rt. is an official court appointed liquidator. As court appointed liquidator, the Company is responsible to oversee the operational and financial integrity of the companies it is liquidating. Currently AGII Rt. is liquidating approximately 60 separate companies on behalf of the court. The complete liquidation process for an individual company takes approximately two years, after which the Company may be awarded a fee of approximately 3% of the net collected proceeds.

COMPETITION

There is significant competition in the field of appraisals and real estate consulting services. Industry sources estimate that the appraisal service industry in the United States includes over 84,000 state licensed and certified appraisers in the United States. The Company's competition generally comes from three types of organizations; (i) "Big Six" accounting firms; (ii) multi-office appraisal firms; and (iii) small appraisal firms. A majority of the large accounting firms have appraisal departments. The name recognition of these large accounting firms provides such firms with a competitive advantage, however, the Company believes that their relatively high fees for services allow market penetration by firms such as the Company. All of the major accounting firms possess substantially greater financial and other resources that the Company. The most prominent United States multi-office appraisal firms are American Appraisal Company, Marshal & Stevens, Joseph Blake & Associates, Cushman & Wakefield and Valuation Consultants International Ltd. The majority of appraisal firms employ one to five appraisers who are primarily involved in residential appraisals, although many small firms do perform commercial appraisals. These firms may have lower overhead than the Company, however, they may lack the expertise to perform complex commercial appraisals and accept assignments on an international basis as the Company does.

LAND DEVELOPMENT

Pursuant to the Company's transaction with DSC and Hemisphere (the "Transaction"), the Company acquired interests in five parcels of vacant or partially developed land, totaling 3,745 acres, located in Mexico. See "Item 12--Certain Relations and Related Transactions" and "Item 2--Description of Properties". The Company believes that each of the Company's properties is suitable for future development as either a resort, residential or commercial property. Since the properties located in Mexico secure the Company's obligations under the DSC and Hemisphere Notes, the Company does not plan to undertake any development of such properties until after the DSC and Hemisphere Notes have been converted. (While no assurances can be given, the Company expects that the conversion of the DSC and Hemisphere Notes will occur in the fourth quarter of 1998.) Any development of the Company is contingent upon the Company obtaining necessary financing and a review of the applicable market conditions of the time of financing. Potential sources of financing include mortgage financing from financial institutions located in the United States or Mexico, or the issuance of equity securities of the Company. The Company has no present understanding, agreement or commitment for financing any such property and there can be no assurance that financing will be available to the Company on commercially reasonable terms or at all.

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

EMPLOYEES

The Company, as a whole, employs 4 administrative and 12 staff appraisers in its domestic operations, and 6 administrative and staff appraisers in its foreign operations. In addition, the Company retains 68 independent licensed appraisers to perform professional services in their local market regularly and on an ad hoc basis.

ITEM 2:  DESCRIPTION OF PROPERTY

The Company, or through its subsidiaries, currently is subject to two (2) leases for office facilities and owns seven (7) properties.

The Company leases 2,500 square feet of office space located in Miami, Florida, which serves as the Company's corporate headquarters and its domestic operations. In addition, it leases 2,000 square feet of office space in Budapest, Hungary, which is utilized by its foreign operations. Both leases are on a month-to-month basis. The Company's aggregate lease payments per month are approximately $4,000.

The Company's real estate properties include:

Clusters Inmobiliaria de Ixtapa, S.A. de C.V. ("Clusters Ixtapa"), a company formed under the laws of Mexico on July 24, 1991, owns land in Ixtapa, on the Pacific coast of Mexico, in the State of Guerrero, Mexico. The Company has a 75% interest. The 26-acre partially developed property is within the 208-acre planned unit development called "Marina Ixtapa" located in the town of Ixtapa-Zihuatanejo on the Pacific Coast of Mexico, approximately 240 kilometers northwest of the port of Acapulco. The preliminary site work has been completed and the property is being held for future development. Although the Company presently has no understandings or agreements with respect to the development of the property, the development plans call for the development of 14 commercial lots and 124 residential lots in two years with an additional investment in infrastructure of $3,800,000. The project would be completed in intervals in order to allow the Company to build the project in 20% stages through a revolving construction line of credit. The developed lot will be marketed to local builder/developers for construction of townhomes, villas or commercial use for sale to the general public. The property is subject to a non-interest-bearing mortgage held by the Company in the approximate amount of $5,625,000. Pursuant to the Transaction, the Company acquired from DSC the $5,625,000 debt obligation of Clusters Ixtapa on August 19, 1996, the closing date of the Transaction.

Centro de Promociones Guerrero, S. A. de C. V., a company formed under the laws of Mexico on March 13, 1989, owns land located in Acapulco, Mexico, known as Campo de Tiro. The eight-acre, partially developed property is being held for future development, and is subject to a mortgage (including accrued interest) in the approximately amount of $618,600 as of December 31, 1997.

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

Hacienda del Franco, a Participating Association formed under the laws of Mexico on January 10, 1996, owns a residential development project located near Silao in the State of Guanajuato, in which Nueva Tierra has an 81.13 percent interest. The property consists of approximately 236 acres of land and includes a traditional colonial style hacienda. The property is being held for future development centered around the hacienda. The property is subject to a mortgage (including accrued interest) in the amount of $664,300 as of December 31, 1997.

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

Two (2) developed vacant lots totaling 1 acre located in Clear Lake Pines, La Grange, Texas, a second-home recreational development. The property has no mortgage nor encumbrances.

REAL ESTATE INVESTMENT POLICY

The Company has in the past and may in the future hold property for investment purposes and/or future development. The Company's real estate investment policy is to acquire both existing income producing real estate properties to provide current income and cash flow and undeveloped properties to provide capital appreciation. The real estate policy is not subject to stockholder approval and does not restrict the Company to a particular type, size or geographic location for any such acquisitions or the number or amount of mortgages that may be placed on any one piece of property. The Company seeks to acquire properties that: (i) are significantly under-valued in relation to its market or type;
(ii) where the properties debt can be restructured to provide enhanced cash flow; (iii) where a property is partially developed and can be acquired for a discount and the development completed and operated at above-average returns. At this time, management believes there are a number of such opportunities in Mexico, the Caribbean and other South American countries. The Company may acquire its ownership through the direct purchase of the property or through the acquisition of the Common Stock or other equity securities of an entity whose primary activity is the operation or development of the real estate property. Subject to the Board of Director's fiduciary obligations to stockholders, the Company may acquire properties for either investment or development that are owned directly or indirectly by affiliates of the Company. The Company may acquire its real estate acquisitions through the issuance of its Common Stock or the assumption of existing debt.

ITEM 3:  LEGAL PROCEEDINGS

The Company is neither a defendant nor a plaintiff in any legal proceedings. Certain of its operating subsidiaries are plaintiffs in collection matters, which the Company does not consider material, and is in the normal course of business.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "IRGR". For the past several years, there has been an extremely limited market for the Common Stock. For the two-year period ended December 31, 1997, there were fewer than ten sales reported by the OTC Bulletin Board at prices ranging from a low of $.01 to a high of $.24. The total volume of such sales was approximately 168,373 shares. Since January 1, 1996, the low and high bid of the Common Stock has been $.03125 and the low and high ask has been $1.00.

The Company has not declared any cash dividends during 1997. As of December 31, 1997, there were 894 holders of record of Common Stock, with 9,954,313 shares issued and outstanding. Such number of shares of Common Stock does not include 105,638,300 shares which will be issued, upon conversion of the DSC Note and Hemisphere Note, after the Company has increased its authorized shares of Common Stock. See Item 12 "Certain Relationships and Related Transactions".

ITEM 6:  MANAGEMENT'S DISCUSSION & ANALYSIS

The following discussion and analysis covers any material changes in financial condition since December 31, 1996 and any material changes in the results of operations for the 12 months ended December 31 1997, as compared to the same period in 1996. As discussed herein, the Company consummated a Transaction with DSC and Hemisphere. (See Item 12 "Certain Relationships and Related Transactions".) Accordingly, the consolidated financial statements include the accounts of the companies acquired. This discussion and analysis should be read in conjunction with the audited financial statements, contained elsewhere herein.

RESULTS OF OPERATIONS:
REAL ESTATE CONSULTING SERVICES:

         REVENUE derived from consulting services for the year 1997 increased 31% to $792,800 in 1997 from $604,000 in 1996. Revenue from foreign operations decreased to $86,300 in 1997 from $272,500 in 1996. The decrease in foreign revenue is attributed to the decrease in consulting assignments from various Hungarian government agencies. Revenues from domestic operations increased 113% to $706,500 in 1997 from $331,500 in 1996.

         OPERATING EXPENSES for the year 1997 decreased 15% from $1,089,000 in 1996 to $922,700 in 1997. SELLING, GENERAL AND OVERHEAD OPERATING EXPENSES for the year 1996 were $395,500 versus $214,900 for the comparable period in 1997. Included in this expense category for 1996 are Transaction expenses associated with the acquisition, amounting to $186,000. Included in the $186,000 of such expenses were $43,600 incurred in 1995 and recognized on the Closing date of the acquisition. DIRECT expenses including the production of appraisal reports, appraisers' fees, travel, reproduction, photography and all related expenses increased from $403,500 in 1996 to $447,700 in 1997. The increase in direct expenses follows the increase in domestic revenue for the period. PAYROLL AND RELATED BENEFITS decreased from $233,400 in 1996 compared to $203,100 in 1997. AMORTIZATION and DEPRECIATION expenses were consistent between the periods.

OTHER INCOME AND EXPENSES: The majority of interest expense ($243,900 of the $379,300) for the year 1997 (compared to $86,100 of $179,400 in 1996) is attributable to the Convertible Notes issued in conjunction with the Transaction at closing. Of the balance, $135,400 in 1997 and $93,300 in 1996 is attributable to mortgage interest expense for the Company's properties in Mexico ($123,000 in 1997 and $91,100 in 1996) and domestic and foreign operations. Gain or (losses) for exchange rate fluctuations $32,100 in 1996, compared to ($19,600) in 1997 is attributable to Mexican operations. Appraisal Group International, Rt. recognized a gain on sale of securities in the amount of $112,200 during 1996.

LAND DEVELOPMENT: The Company has acquired interests in five properties located in Mexico, pursuant to the Transaction with DSC and Hemisphere dated as of August 19, 1996. The Company believes that each of the Mexican properties is suitable for future development as either a resort, residential or commercial property. Since the properties secure the Company's obligations under certain notes issued to DSC and Hemisphere, the Company does not plan to undertake any development of such properties until after such notes have been converted.
While no assurances can be given, the Company expects that the conversion of these notes (convertible into an aggregate of 105,638,300 shares of the Company's Common Stock) will occur in the fourth quarter of 1998. Any development of the properties thereafter is contingent upon the Company obtaining necessary financing. Potential sources of financing include mortgage financing from financial institutions located in the United States, Europe or Mexico, or the issuance of equity securities of the Company. The Company has no present understanding, agreement or commitment for financing any such property and there can be no assurance that financing will be available to the Company on commercially reasonable terms or at all.

There was no income or expense directly attributable to land development operations during the year ended December 31, 1997.

As a result of the above, the Company had a consolidated loss of $463,900 in 1997 compared to a loss of $534,900 for the comparable 1996 period. The majority of such loss during the current period is attributable to accrued interest expense of $379,300. Domestic operations performed by AGII had an operating profit during the current period of $93,500 compared to an operating loss of $37,300 for the comparable period in 1996. Foreign operations had a net operating loss of $23,100 during the current period, compared to a loss of $54,400 in the comparable 1996 period.

LIQUIDITY AND CAPITAL RESOURCES:

CASH FLOW FROM OPERATIONS. The Company incurred for year-end December 31, 1997 a net loss of $463,900 with a deficient cash flow from operating activities of $121,100 compared to a deficient cash flow from operating activities of $140,100 in 1996. Cash flows from investment activity, including sale of securities provided $157,100 in 1997 compared to a loss of $14,700 in 1996. Cash flow from financing activity, including capital contributions, receipt of shareholder receivables provided $75,800 in 1997 compared to $160,600 in 1996.

Accounts receivable decreased from $2,501,700 in 1996 to $2,138,500 as of December 31, 1997. Cash and equivalents increased from $7,600 in 1996 to $107,200 as of December 31, 1997. Pursuant to the Transaction agreement, DSC agreed to make a $300,000 capital contribution to the Company, which was included in the Convertible Notes as of the closing date. As of December 31, 1997, $295,025 of such capital contribution has been made to the Company. The balance of $4,975 of said advances have been made to the Company as of the date hereof.

LIABILITIES AND LONG-TERM DEBT. At December 31, 1997, the Company's liabilities totaled $7,350,000 compared to $7,112,600 in 1996. Of the long-term debt, mortgages and notes payable totaled $1,123,500 which includes $1,064,300 to Mexican financial institutions, $10,700 attributable to foreign operations, and $48,500 attributable to domestic operations. Accounts payable was $230,100, a decrease of $114,500 from 1996. Accrued and other liabilities were $965,600 including (i) $537,000 of accrued salaries, and related taxes, (ii) $210,900 of interest and $151,100 of other accruals for the Mexican companies acquired in the Transaction, (iii) shareholder loans of $48,300, and other short-term debt. The

PART II. CONTINUED
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS, CONTINUED.

Convertible Note was $5,030,800 including $329,900 of accrued interest.

CURRENCY RISK. The Company is subject to risk in changes of foreign exchange rates for its subsidiaries that use a foreign currency as their functional currency, or for assets or liabilities which are foreign currency denominated and are translated to U.S. dollars at each reporting period. The Company has made quarterly currency translation adjustments (totaling $234,300 over an eight-year period) for its foreign operations, recognized as a component of shareholder's deficiency. When a foreign entity operates in a highly inflationary economy, the Company uses the U.S. dollar as the functional currency, rather than the local currency. Effective September 30, 1996 the Company considers Mexico to operate in a highly inflationary economy. The Company has not engaged in the purchase of forward contracts, or other hedging techniques, to manage such foreign exchange risk to protect against earnings and cash flow volatility resulting from changes in foreign exchange rates.

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

PART II. CONTINUED
ITEM 7   FINANCIAL STATEMENTS

YEAR 2000 COMPLIANCE:

The Year 2000 issue is the result of computer programs being written using two
(2) digits rather than the four (4) digits to define the year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This problem could force computers to either shut down or provide incorrect data or information. The Company utilizes generic software programs developed, maintained and upgraded by independent computer software providers. In response to the Year 2000 issue, management is of the opinion that the providers of these software programs will resolve the date sensitive issue so that all critical systems will be in compliance prior to the Year 2000. The Company does not anticipate any material adverse impact on its business.

ITEM 7:  FINANCIAL STATEMENTS

The Consolidated Financial Statements of the Company and Notes thereto are contained elsewhere herein.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

PART III.
ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

                       EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are:


NAME                        AGE    POSITION HELD WITH THE COMPANY                         DATE OF SERVICE
----                        ---    ------------------------------                         ---------------
Bernardo Dominguez          37     Chairman of the Board of Directors                          1996
Richard Bradbury            54     Director, President & Chief Financial Officer               1993
Pablo Macedo                67     Secretary                                                   1996
Alton Hollis                71     Director                                                    1986

Pursuant to the Transaction, simultaneous with closing on August 19, 1996, Jack Birnholz, Geoffrey Bell, John Day and Shirley Birnholz submitted their resignations to the Board of Directors. The Board appointed Bernardo Dominguez
C. to fill one of the vacancies and appointed Pablo Macedo to serve as the Company's Secretary. (See "Certain Relationships and Related Transactions" contained herein). There are no family relationships among any of the executive officers of the Company. There have been no events under bankruptcy or insolvency laws, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officer during the past five years.

The following information is provided for Messrs. Dominguez, Bradbury, Hollis and Macedo

         Bernardo Dominguez, Chairman of the Board of the Company, has been with the Company since August 1996, when the Company completed a share exchange transaction with DSC, S.A. de C.V.. Mr. Dominguez has been President and Chief Executive Officer of DSC since 1986 to present... See "Certain Relationships and Related Transactions".

PART III.  CONTINUED
ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS, CONTINUED

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

         Pablo Macedo, Secretary of the Company, has been with the Company since August 1996, when the Company completed a share exchange transaction with DSC, S.A. de C.V.. Mr. Macedo has been Executive Vice Chairman of DSC from
1992 to present. From 1984 to 1992, he was Chief Executive Officer of Promociones Turisticas Banamex, S.A. de C.V.

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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the company, and written representations that no other reports were required, all executive officers, directors and persons who own more than 10% of the Company's Common Stock complied with the 16(a) filing requirements in 1997.

ITEM 10:  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table provides information concerning the compensation paid to persons who served as the Company's chief executive officer during the 1997 fiscal year and other executive officers of the Company who received salary and bonus in excess of $100,000 for the 1997 fiscal year.

------------------------   ------   ----------   --------   -------   -------------   --------   ----------   -------
     NAME/POSITION          YEAR      SALARY      BONUS      OTHER     RESTRICTED      STOCK       LTIP        ALL
                                                             ANNUAL      STOCK        OPTIONS                 OTHER
                                                             COMP        AWARDS                   PAYOUTS      COMP
------------------------   ------   ----------   --------   -------   -------------   --------   ----------   -------
Richard Bradbury            1997    100,000(1)       0         0            0             0           0          0
                           ------   ----------   --------   -------   -------------   --------   ----------   -------
                            1996    100,000(2)       0         0            0             0           0          0
                           ------   ----------   --------   -------   -------------   --------   ----------   -------
                            1995    100,000(3)       0         0          2,500           0           0          0
------------------------   ------   ----------   --------   -------   -------------   --------   ----------   -------

NOTES:

(1)      Includes accrued and deferred salary of $75,500.
(2)      Includes accrued and deferred salary of $93,250.
(3) Includes accrued and deferred salary of $91,900. On December 31, 1995, the Company awarded to Mr. Bradbury 2,500 shares of Common Stock in consideration for his services rendered in his capacity as a Director at $.782 per share

PART III.  CONTINUED
ITEM 10.   EXECUTIVE COMPENSATION, CONTINUED

DIRECTORS COMPENSATION: Members of the Board of Directors are entitled to receive 500 Shares of Common Stock for each meeting attended. During 1997, no shares of Common Stock were issued for such service.

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


Name and Address                                     Before Conversion of DSC and          After Conversion of DSC and
of Beneficial Owner                                      Hemisphere Notes (1)                  Hemisphere Notes (2)
-----------------------------------------------------------------------------------------------------------------------
                                                                     PERCENTAGE OF                       PERCENTAGE OF
                                                        AMOUNT               CLASS           AMOUNT              CLASS

Jack Birnholz  (3)                                   4,160,000               41.8%        4,160,000               3.6%
Richard M. Bradbury  (3)                             1,253,000               12.6%        1,253,000               1.1%
Alton Hollis   (3)                                       9,000                   *            9,000                  *
DSC S.A. de C.V. (4)                                   485,930                4.8%       37,449,960              32.4%
Bernardo Dominguez Moreno (4)                          485,930                4.8%       37,449,960              32.4%
Bernardo Dominguez Cereceres (4)                       485,930                4.8%       37,449,960              32.4%
Jorge Lopez Nunez (4)                                  485,930                4.8%       37,449,960              32.4%
Pablo Macedo (4)                                             0                                    0
Hemisphere Developments Limited (5)                    514,070                5.2%       53,277,340              46.1%
Monique Roggero-Ciana (5)                              514,070                5.2%       53,277,340              46.1%
Nacional Financiera, S.N.C. (6)                              0                           15,991,000              13.8%
-----------------------------------------------------------------------------------------------------------------------
All Officers and Directors as a
   Group (3 persons)                                 1,747,930               17.5%       38,711,960              33.5%

* Represents less than one percent of class

(1) As of the date of this Form 10KSB, there are 9,954,313 shares of the Company's Common Stock issued and outstanding.
(2) Reflects the beneficial ownership of the Common Stock after the conversion of the DSC and Hemisphere Notes, which is expected to occur approximately 20 days after the distribution of an Information Statement to the Company's stockholders and gives effect to the transfer of approximately 15,991,000 shares of Common Stock from DSC to NAFIN. See "Item 12 Certain Relationships and Related Transactions". As of such date there will be approximately 115,592,487 shares of Common Stock issued and outstanding.
(3) Such person's address is c/o International Realty Group, Inc., 111 NW 183 Street, Suite 518, Miami, Florida 33169
(4) Such person's address is c/o DSC, Constituyentes No.647, Col.16 de Septiembre, Mexico D.F.11810
(5) Such person's address is c/o Hemisphere, Atlantic House, 4-8 Circular Road, Douglas, Isle of Man
(6) Such person's address is c/o Insurjendes Sur No.1971, Tower 4, Floor 9, Mexico City 01020, Mexico

ITEM 12:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no related party transactions between any officer or director which involved the Company or any of its subsidiaries during 1996 and 1997, except the following:

The Board of Directors of Appraisal Group International, RT (AGII Rt.) with the concurrence of its parent on June 30, 1995, authorized the exchange of twenty five percent (25%) of AGII Rt.

PART III.  CONTINUED.
ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, CONTINUED.

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

The Company consummated a transaction ("Transaction") with DSC, S.A. de C.V. ("DSC") and Hemisphere Developments Limited ("Hemisphere") on August 19, 1996 (the "Closing Date"). Pursuant to the terms of the Amended and Restated Agreement between the parties as of August 19, 1996, the Company acquired the following assets from DSC and Hemisphere as of the Closing Date: (i) DSC's 100 percent interest in Centro de Promociones Guerrero S.A. de C.V. ("Centro");
(ii) DSC's 75 percent interest in Clusters Inmobiliaria de Ixtapa, S.A. de C.V. ("Clusters Ixtapa"); (iii) a promissory note ("Clusters Note") in the principal amount of $5,628,426 of Clusters Ixtapa; (iv) DSC's 30 percent interest in Nueva Tierra, S.A. de C.V. ("Nueva Tierra"); and (v) Hemisphere's 100 percent interest in Newland Corporation, which, in turn, holds a 70 percent interest in Nueva Tierra. Nueva Tierra owns a majority interest and is the general partner of the following real estate Asociacion en Participacion ("Participating Associations"), a form of limited partnership in Mexico: (x) Villas Del Carbon;
(y) Hacienda del Franco; and (z) Bahia de Cortes. The assets acquired by the Company are collectively referred to herein as the "Assets". For additional information regarding the Assets, see "Item 2--Description of Properties".

The Assets acquired and liabilities assumed by the Company in the Transaction have been recorded at a net asset value of $4,745,400, which is the estimated fair value of the 1,000,000 shares of Common Stock and Notes (as described below) issued by the Company in the Transaction. See "Footnote 2" to the Financial Statements contained herein. The Common Stock is not actively traded. See "Item 5, Market for Common Equity and Related Stockholder Matters." Accordingly, in order to determine the fair value of the Common Stock, the Company had a valuation performed by an independent third party valuation firm specializing in business and financial valuation. Such valuation firm concluded the fair market value of the Common Stock as of August 19, 1996 was $.0445 per share for restricted shares and $.0607 per share for unrestricted shares. As a result of the restricted nature of the shares issued in the Transaction (including the shares underlying the Notes), the Company has utilized the $.0445 per share value for purposes of the Transaction. Investors should note, however, that such valuation is as of August 19, 1996 and does not give any effect to developments occurring after such date or future operating contributions of the Assets acquired in the Transaction.

In exchange for the Assets, the Company issued to DSC on the Closing Date 485,930 shares of the Company's Common Stock, at $0.0445 per share or $21,600 and a Convertible Promissory Note (the "DSC Note") in the principal amount of $2,352,900 convertible into 52,875,030 shares of the Common Stock. The Company issued to Hemisphere on the Closing Date 514,070 shares of Common Stock, at $0.0445 per share or $22,900, and a Convertible Promissory Note in the principal amount of $2,348,000 convertible into 52,763,270 shares of Common Stock. As a result of the $.0445 established fair value of the Common Stock as of the Closing Date, the principal amounts of DSC Note and Hemisphere Note (collectively, the "Notes") have, by mutual agreement of the parties, been reduced from previously stated principal amounts of $4,858,828 and $4,848,558 respectively. The Notes bear interest at a rate of 5% per year.

The Company may force the conversion of the DSC and Hemisphere Note after the Company's Certificate of Incorporation has been amended to increase the number of authorized shares of Common Stock from 10,000,000 to 450,000,000. The Company intends

PART III.  CONTINUED
ITEM 12:   CONTINUED.

to amend its Certificate of Incorporation with the State of Delaware as soon as possible after the expiration of the twenty day period following the mailing of an Information Statement to stockholders. The Company anticipates that, at the earliest, the authorized Common Stock will be increased and the DSC and Hemisphere Notes converted to Common Stock during the fourth quarter of 1998. The DSC and Hemisphere Notes are secured by the Assets and matures on February 1, 1999.

The Amended and Restated Agreement provides that DSC will make $300,000 in working capital advances to the Company. DSC made approximately $195,000 of such advances to the Company as of the Closing Date and approximately $295,000 as of December 31, 1997, and the remainder as of the date hereof. The amount of such advances has been added to the amount of the capital contributed to the Company in Transaction.

The shares of Common Stock, issued to DSC and Hemisphere on the Closing Date and upon conversion of the DSC and Hemisphere Notes, have and will be issued by the Company in reliance on the exemption from registration under the Securities Act of 1933 provided by Regulation "S" or Section 4(2) thereof. The Agreement provides that the shares of Common Stock issued to DSC will be afforded certain demand and piggyback registration rights.

On the Closing Date, John Day, Geoffrey Bell and Jack Birnholz resigned from the Company's Board of Directors and the remaining members of the Board -- Richard Bradbury and Alton Hollis -- appointed Bernardo Dominguez C. (the President of DSC) to fill a vacancy on the Company's Board of Directors. Pablo Macedo was elected Secretary of the Company on the Closing Date.

A change in control of the Company will occur upon the conversion of the DSC and Hemisphere Notes. At such time, DSC will own approximately 53,360,960 shares of Common Stock or 46.2 percent of the then outstanding shares of Common Stock, and Hemisphere will own approximately 53,277,340 shares of Common Stock or 46.1 percent of the then outstanding Common Stock. The DSC percentage includes the 15,991,000 shares of Common Stock (approximately 14.2 percent) that DSC intends to subsequently transfer to NAFIN. As a result, DSC and Hemisphere will be in a position to determine the outcome for the election of directors and thereby control the Company. The change in control is expected to occur during the fourth quarter of 1998. At such time, approximately 115,592,487 shares of Common Stock will be issued and outstanding.

The Company intends to call a special meeting of the stockholders, after the conversion of the DSC and Hemisphere Notes, to elect from three to five directors. One of these directors will be designated by Hemisphere, one will be designated by the Company, and the remainder will be designated by DSC.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K


(A) 1.   INDEX TO FINANCIAL STATEMENTS                                              PAGE

         INTERNATIONAL REALTY GROUP - CONSOLIDATED FINANCIAL STATEMENTS
         Independent auditors' report                                                  1
            Consolidated balance sheet                                                 2
            Consolidated statements of operations                                      3
            Consolidated statements of shareholders' equity                            4
            Consolidated statements of cash flows                                    5-6
            Summary of significant accounting policies                              7-10
            Notes to consolidated financial statements                             11-21

PART III.  CONTINUED
ITEM 13:   CONTINUED.

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

         10.2 Employment Agreement, dated January 1, 1992 between Jack Birnholz and the Company. Incorporated herein by reference to Exhibit (b)7. to the May 5, 1992 Form 8.*

         10.3 Employment Agreement, dated January 1, 1992 between M. Goldstein and the Company. Incorporated herein by reference to Exhibit (b)8. to the May 5, 1992 Form 8.*

         10.4 Employment Agreement, dated March 1, 1993 and modified December 31, 1994 between Richard M. Bradbury and the Company, incorporated herein by reference to the exhibits in the 1994 Form 10-KSB, dated May 31, 1995.*

         10.5 Amended and Restated Agreement, dated as of August 19, 1996, between the Company, DSC S.A. de C.V. and Hemisphere Developments, Limited, incorporated herein by reference to the exhibit in the Company's Amendment No. 2 Current Report on Form 8-K, as filed with the Commission on November 26, 1997.

         10.6 Convertible Note, dated as of August 19, 1996, in favor of DSC, S.A. de C.V., incorporated herein by reference to the exhibit in the Company's Amendment No. 2 Current Report on Form 8-K, as filed with the Commission on November 26, 1997.

PART III.  CONTINUED
ITEM 13:   CONTINUED.

         10.7 Convertible Note, dated as of August 19, 1996, in favor of Hemisphere Developments, Limited, incorporated herein by reference to the exhibit in the Company's Amendment No. 2 Current Report on Form 8-K, as filed with the Commission on November 26, 1997.

         21.1 The following table sets forth, as of December 31, 1995 the name of each subsidiary of the Company's percentage ownership and each jurisdiction of incorporation of the subsidiary:


                                                                       DATE OF            STATE OR COUNTRY
NAME OF SUBSIDIARY                               OWNERSHIP          INCORPORATION         OF INCORPORATION
------------------                               ---------         ---------------        ----------------

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


         27.1     Financial Data Schedule (for SEC purposes only).

* denotes a management contract or compensatory plan or arrangement.

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the last quarter of 1997.

                                   SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INTERNATIONAL REALTY GROUP, INC.

                                        By:  /s/ Richard M. Bradbury
                                            -----------------------------------
                                             Richard M. Bradbury
                                             President
                                             (Principal Executive and Financial
                                             Officer)

Date:  October 20, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


            SIGNATURE                        TITLE                          DATE

/s/ Bernardo Dominguez C.
-------------------------
Bernardo Dominguez C.              Chairman of the Board of          October 20, 1998
                                   Directors


/s/ Richard M. Bradbury
-------------------------
Richard M. Bradbury                Director and President            October 20, 1998
                                   (Principal Executive and
                                   Financial Officer)

/s/ Alton B. Hollis
-------------------------
Alton B. Hollis                    Director                          October 20, 1998

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

                          INDEPENDENT AUDITORS' REPORT

                                       AND

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                    CONTENTS

                                                                          PAGE

Independent auditors' report                                                 1

Consolidated financial statements:

  Consolidated balance sheets                                                2

  Consolidated statements of operations                                      3

  Consolidated statements of shareholders' deficiency                        4

  Consolidated statements of cash flows                                  5 - 6

  Summary of significant accounting policies                             7 - 10

  Notes to consolidated financial statements                            11 - 21

                          INDEPENDENT AUDITORS' REPORT






Board of Directors and Shareholders
International Realty Group, Inc. and Subsidiaries
North Miami Beach, Florida

We have audited the accompanying consolidated balance sheets of International Realty Group, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Realty Group, Inc. and Subsidiaries, as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Hixson, Marin, Powell and DeSanctis, P.A.


April 24, 1998, except for Notes 2 and 8, as to
 which the date is September 15, 1998.
North Miami Beach, Florida

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1997 AND 1996

                                ASSETS                                              LIABILITIES AND SHAREHOLDERS' DEFICIENCY


                                                 1997             1996                                        1997          1996
                                             ------------    -------------                                 ----------    ----------
Real estate, at cost:                                                        Liabilities:
  Property held for future development        $5,502,200       $5,502,200      Mortgage and
                                             -----------     ------------
                                                                                notes payable              $1,123,500    $1,176,600

Receivables:                                                                   Accounts payable               230,100       344,600
  Due from shareholder                         2,023,700        2,181,200
                                                                               Accrued and other
                                                                                liabilities                   965,600       804,400
  Accounts receivable, less allowance
   for doubtful collections (1997, $14,000;                                    Convertible notes,
   1996, $13,800)                                                               with accrued interest       5,030,800     4,787,000
                                                                                                           ----------    ----------
                                                 114,800          320,500              Total liabilities    7,350,000     7,112,600
                                             ------------    -------------                                 ----------    ----------

                                               2,138,500        2,501,700    Minority interest              1,306,300     1,341,800
                                                                                                           ----------    ----------

Cash and equivalents                             107,200            7,600    Shareholders' deficiency:
                                                                               Common stock, $.001 par;
                                                                                authorized 10,000,000
Furniture, equipment, and improvements           134,100          170,100       shares; issued 9,954,315
                                                                                in 1997 and 9,954,187
                                                                                shares in 1996.                10,000        10,000
Excess of cost over estimated fair value
 of net assets acquired                          105,600          123,200      Capital in excess of par     1,139,000     1,096,900

Other assets                                     105,900           26,000      Cummulative translation
                                                                                adjustment                   (234,300)     (216,900)

                                                                               Accumulated deficit         (1,462,000)     (998,100)
                                                                                                           ----------    ----------
                                                                                                             (547,300)     (108,100)
                                                                               Less shares of common stock
                                                                                held in treasury, at cost      15,500        15,500
                                                                                                           ----------    ----------

                                                                                                             (562,800)     (123,600)
                                             -----------     ------------                                  ----------    ----------

                                              $8,093,500       $8,330,800                                  $8,093,500    $8,330,800
                                             ===========     ============                                  ==========    ==========









        READ THE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, BOTH OF WHICH ARE AN INTEGRAL
                 PART OF THIS CONSOLIDATED FINANCIAL STATEMENT.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                         1997           1996
                                                     -----------    -----------

Revenues:
  Revenues from services provided                    $   792,800    $   604,000
                                                     -----------    -----------

Operating expenses:
  Amortization and depreciation                           57,000         56,600
  Direct                                                 447,700        403,500
  Payroll and related benefits                           203,100        233,400
  Selling, general and administrative                    214,900        395,500
                                                     -----------    -----------
                                                         922,700      1,089,000
                                                     -----------    -----------
Loss before other income (expense), minority
 interest and provision for income taxes                (129,900)      (485,000)

Other income (expense):
  Interest income                                            900          3,900
  Interest expense                                      (379,300)      (179,400)
  Gain on sale of securities                                  --        112,200
  Gains (losses) on exchange rate fluctuations           (19,600)        32,100
  Other income                                            17,900          3,200
                                                     -----------    -----------
Loss before minority interest and provision
 for income taxes                                       (510,000)      (513,000)

Minority interest in loss (income) of subsidiaries        44,500         (7,200)
                                                     -----------    -----------
Loss before provision for income taxes                  (465,500)      (520,200)

Provision for income taxes (benefit)                      (1,600)        14,700
                                                     -----------    -----------
Net loss                                             $  (463,900)   $  (534,900)
                                                     ===========    ===========


Loss per share of common stock:                      $     (0.05)   $     (0.06)
                                                     ===========    ===========


Weighted average common shares outstanding             9,954,313      9,204,188
                                                     ===========    ===========








        READ THE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, BOTH OF WHICH ARE AN INTEGRAL
                 PART OF THIS CONSOLIDATED FINANCIAL STATEMENT.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                               COMMON STOCK       CAPITAL IN   CUMMULATIVE                     TREASURY STOCK
                                           --------------------    EXCESS OF   TRANSLATION    ACCUMULATED     -----------------
                                 TOTAL      SHARES      AMOUNT        PAR       ADJUSTMENT       DEFICIT      SHARES   AMOUNT
                              ----------   ---------   --------   -----------  -----------    ------------    ------  ---------
BALANCE, BEGINNING            $  380,200   8,954,187   $  9,000   $ 1,053,400   $ (203,500)   $   (463,200)   17,500  $ (15,500)
ADD (DEDUCT):
YEAR ENDED DECEMBER 31, 1996:
  Effect of currency
    fluctuations on net
    assets of foreign
    subsidiary                   (13,400)                                          (13,400)
  Common shares issued as
    part of acquisition
    (principally land)            44,500   1,000,000      1,000        43,500

  Net loss                      (534,900)                                                         (534,900)
                              ----------   ---------   --------   -----------   ----------    ------------    ------  ---------

BALANCE, DECEMBER 31, 1996      (123,600)  9,954,187     10,000     1,096,900     (216,900)       (998,100)   17,500    (15,500)
ADD (DEDUCT):
YEAR ENDED DECEMBER 31, 1997:
 Common stock issued                             126

  Additional capital
    contributions in
    foreign subsidiary            42,100                               42,100

  Effect of currency
     fluctuations on net
     assets of foreign
     subsidiary                  (17,400)                                          (17,400)

  Net loss                      (463,900)                                                         (463,900)
                              ----------   ---------   --------   -----------   ----------    ------------    ------  ---------


BALANCE, ENDING               $ (562,800)  9,954,313   $ 10,000   $ 1,139,000   $ (234,300)   $ (1,462,000)   17,500  $ (15,500)
                              ==========   =========   ========   ===========   ==========    ============    ======  =========










        READ THE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, BOTH OF WHICH ARE AN INTEGRAL
                 PART OF THIS CONSOLIDATED FINANCIAL STATEMENT.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                   1997                          1996
                                                        --------------------------    -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Sources of cash:
    Clients and other                                   $   887,900                   $   645,000
    Interest                                                    900    $   888,800         15,200   $   660,200
                                                        -----------                   -----------

  Uses of cash:
    Cash paid to:
      Direct costs                                          599,400                       322,700
      Operating                                             221,900                       321,800
      Payroll and related benefits                          128,300                       140,500
      Interest                                               60,300                         3,500
      Income taxes                                               --      1,009,900         11,800       800,300
                                                        -----------    -----------    -----------   -----------
  Cash used-in operating activities                                       (121,100)                    (140,100)
                                                                       -----------                  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Source of cash:
     Collection of proceeds from prior year
       sale of securities                                                  163,400                           --
  Uses of cash:
    Acquisition of equipment                                  6,300                         7,700
    Real estate                                                  --          6,300          7,000        14,700
                                                        -----------    -----------    -----------   -----------
      Cash provided by (used-in) investing activities                      157,100                      (14,700)
                                                                       -----------                  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sources of cash:
    Proceeds from:
     Common stock and convertible note                           --                       150,400
     Capital contribution                                    42,100                            --
     Shareholder                                            100,000        142,100         31,200       181,600
                                                        -----------                   -----------

  Use of cash:
    Payment of:
      Shareholder loans                                       9,700                            --
       Long-term debt                                        56,600         66,300         21,000        21,000
                                                        -----------    -----------    -----------   -----------

      Cash provided by financing activities                                 75,800                      160,600
                                                                       -----------                  -----------

EFFECT OF EXCHANGE RATES ON CASH AND EQUIVALENTS                           (12,200)                     (17,600)
                                                                       -----------                  -----------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                 99,600                      (11,800)

CASH AND EQUIVALENTS, BEGINNING                                              7,600                       19,400
                                                                       -----------                  -----------

CASH AND EQUIVALENTS, ENDING                                           $   107,200                  $     7,600
                                                                       ===========                  ===========












        READ THE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, BOTH OF WHICH ARE AN INTEGRAL
                 PART OF THIS CONSOLIDATED FINANCIAL STATEMENT.

          INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                      1997           1996
                                                                   -----------    -----------
 RECONCILIATION OF NET LOSS TO CASH
  (USED-IN) OPERATING ACTIVITIES:

 NET LOSS                                                          $  (463,900)   $  (534,900)
                                                                   -----------    -----------

 ADJUSTMENTS TO RECONCILE NET LOSS TO CASH
  (USED-IN) OPERATING ACTIVITIES:
   Gains due to exchange rate fluctuations                             (19,600)       (32,100)
   Gain on sale of securities                                               --       (112,200)
   Loss on disposal of equipment                                         1,100             --
   Amortization of note payable discount                                31,000         10,200
   Recognition of acquisition costs previously capitalized                  --         43,900
   Amortization and depreciation                                        57,000         56,600
   Minority interest in income of subsidiaries                         (44,500)         7,200
   Bad debt                                                             25,400         53,800
   CHANGES IN ASSETS AND LIABILITIES:
     Accounts receivable                                                76,100         10,600
     Other assets                                                      (35,300)        41,700
     Accounts payable                                                 (114,500)        80,800
     Accrued and other liabilities                                     366,100        234,300
                                                                   -----------    -----------

                      Total adjustments                                342,800        394,800
                                                                   -----------    -----------


 CASH USED-IN OPERATING ACTIVITIES                                 $  (121,100)   $  (140,100)
                                                                   ===========    ===========



SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
   Financing activities:
    Convertible note and common stock issued in exchange
      for real property and other assets and liabilities assumed                  $ 4,745,700
             Less cash received                                                       150,400
                                                                                  -----------

                                                                                  $ 4,595,300
                                                                                  ===========








   READ THE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
 AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, BOTH OF WHICH ARE AN INTEGRAL
                 PART OF THIS CONSOLIDATED FINANCIAL STATEMENT.

                INTERNATIONAL REALTY GROUP, INC AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

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

MANAGEMENT ESTIMATES:

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Certain amounts included in the financial statements are estimated based on currently available information and management's judgment as to the outcome of future conditions and circumstances. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of the financial statements and actual results could differ from the estimates and assumptions. Every effort is made to ensure the integrity of such estimates.

   Those estimates that are considered significant to the accompanying consolidated financial statements include the per share value used in the acquisition of land and other assets less liabilities assumed.

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

IMPAIRMENT OF LONG-LIVED ASSETS:

   Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. This policy did not have an impact on the Company's financial position or results of operations.

                INTERNATIONAL REALTY GROUP, INC AND SUBSIDIARIES
             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

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

REAL ESTATE HELD FOR FUTURE DEVELOPMENT:

   Real estate held for future development consists of undeveloped and partially developed land and is carried at the lower of cost or net realizable value. Construction costs, including interest charges are capitalized while the project is under development. No construction occurred in 1997 or 1996; therefore, no interest has been capitalized in 1997 or 1996.

CASH AND EQUIVALENTS:

   The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

FOREIGN CURRENCY TRANSLATION:

    Local currency is the functional currencies for the Company's foreign subsidiaries. Assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Income and expenses are translated at the average exchange rates during the year. Translation adjustments are reported as a separate component of shareholders' deficiency.

    When a foreign entity operates in a highly inflationary economy, the Company uses the U.S. dollar as the functional currency rather than the local currency. Effective September 30, 1996, the Company considers its Mexico operations to operate in a highly inflationary economy, therefore, the Company translates nonmonetary assets and liabilities and related expenses into U.S. dollars at historical exchange rates. The Company translates all other income statement amounts using average exchange rates for the period. Monetary assets and liabilities are translated as end-of-period exchange rates, and any gains or losses are reported in income.

                INTERNATIONAL REALTY GROUP, INC AND SUBSIDIARIES
             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1997 AND 1996




FURNITURE, EQUIPMENT, IMPROVEMENTS, DEPRECIATION AND AMORTIZATION:

   Furniture, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives as follows:

                                                  Estimated Useful Lives
                                                       (in years)

         Furniture and equipment                        10 years
         Leasehold improvements                         10 years
         Library                                         3 years

   Repairs and maintenance are charged to operations as incurred, and expenditures for significant betterments and renewals are capitalized.

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

STOCK BASED COMPENSATION:

   The Company applies the intrinsic value method for accounting for stock based compensation described by Accounting Principles Bound Opinion No. 25, "Accounting for Stock Issued to Employees." Had the Company applied the fair value method described by the Statement of Financial Accounting Standards Board (SFAS) No. 123, "Accounting for Stock-Based Compensation," it would report the effect of compensation expense for stock based compensation as pro-forma effects on income and earnings per share, if material.

                INTERNATIONAL REALTY GROUP, INC AND SUBSIDIARIES
             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1997 AND 1996




RECENT ACCOUNTING PRONOUNCEMENTS:

   The Statement of Financial Accounting Standards Board (SFAS) No. 130, "Reporting Comprehensive Income," was issued by the Financial Accounting Standards Board (FASB) in June 1997. This Statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income includes net income and all changes in an enterprise's other comprehensive income including, among other things, foreign currency translation adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for reporting information about operating segments in annual financial statements, and requires that an enterprise report selected information about operating segments in interim reports issued to shareholders. Both of these Statements are effective for fiscal periods beginning after December 15, 1997. The Company does not expect the adoption of these statements to have a material impact on its financial condition or results of operations.

               INTERNATIONAL REALTY GROUP, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

1.  ORGANIZATION AND BUSINESS:

        International Realty Group, Inc. was organized and incorporated under the laws of the State of Delaware on April 13, 1970. The Company's operations consist of providing commercial and residential real estate, machinery and equipment valuations and appraisals in the United States and Hungary and land held for development primarily in Mexico. The Company will be developing its Mexican properties into various resort and commercial developments. Once developed, they will engage in the marketing of resort hotel lodging, timeshare interests, and other ancillary real estate activities. No development of the properties located in Mexico will occur until after the conversion of the convertible notes issued to DSC and Hemisphere, which are collateralized by the properties located in Mexico.

        The Company intends to amend its Certificate of Incorporation with the State of Delaware to increase the number of authorized shares from 10,000,000 to 450,000,000 common shares at $ .001 par.

2.       TRANSACTION WITH DSC AND HEMISPHERE:

        Pursuant to an Amended and Restated Agreement dated August 19, 1996, the Company consummated a transaction (Transaction) with DSC, S.A. de C.V.
        (DSC) and Hemisphere Development Limited (Hemisphere). In the transaction, the Company principally acquired five (5) parcels of land amounting to approximately 3,745 acres , other assets and assumed liabilities of DSC and Hemisphere in exchange for 1,000,000 shares of common stock with a fair value $.0445 per share and convertible notes (Notes) with a face value of $4,700,900. The estimated fair value of the assets acquired and liabilities assumed is as follows:

            Assets acquired:
                Land                                            $5,014,200
                Receivable due from DSC                          2,110,500
                Cash                                               317,800
                Other assets                                        33,000
                                                                ----------

                                                                 7,475,500
                                                                ----------

            Liabilities assumed, including minority interest:
                Mortgages                                        1,094,100
                Accounts payable and accrued liabilities           323,300
                Minority interest in net assets                  1,312,700
                                                                ----------

                                                                 2,730,100
                                                                ----------

            Total assets acquired less liabilities assumed      $4,745,400
                                                                ==========

        The assets and liabilities have been recorded at a net asset value of $4,745,400, which is the estimated fair value of the Notes and common stock issued at the date of the Transaction. Receivable due from DSC, cash and other assets were recorded at their stated amounts.

                INTERNATIONAL REALTY GROUP, INC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

2. TRANSACTION WITH DSC AND HEMISPHERE (CONTINUED):

       Liabilities were recorded at their present value. Minority interest represents the portion of undivided net assets not acquired.

       The acquisition price of the land and other assets less the liabilities assumed in the Transaction was determined based upon the estimated fair value of the common stock (using the restricted share value of $ 0.0445 per share) at the date of the Transaction. Since the common stock of the Company is not actively traded, the Company had a valuation performed by an independent firm. The valuation firm specializes in business and financial valuations. The firm determined a fair market value on a minority interest basis. The valuation concluded that the fair market values per share of the common equity of International Realty Group on a minority interest basis as of August 19, 1996, immediately before the Transaction were as follows:

                 Unrestricted shares                 $ 0.0607
                 Restricted shares                     0.0445

       After the Transaction, the fair market values were:

                 Unrestricted shares                 $ 0.0617
                 Restricted shares                     0.0480

       The Post-Transaction fair market values include the assets and liabilities assumed, which for valuation purposes are based on the amounts recorded in the accompanying consolidated financial statements. The valuation report does not take into consideration any effect on value resulting from future development or future operating contributions of the assets acquired in the Transaction.

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

        A concentration of credit risk may exist with respect to accounts receivable. The Company has a large number of customers on which it performs ongoing credit evaluations and generally does not require collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon expected collectibility of all accounts receivable. Credit losses have been provided for in the consolidated financial statements. No additional credit risk is believed inherent in the Company's receivables and to date have been within management's expectation.

                INTERNATIONAL REALTY GROUP, INC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

3.  CONCENTRATIONS OF CREDIT RISK (CONTINUED):

        A significant portion of the Company's revenues consists of fees to major customers on credit. Net revenues in 1997 and 1996 to major customers are as follows:

                                            1997                   1996
                                            -----                  ----

                                      AMOUNT   PERCENTAGE    AMOUNT   PERCENTAGE
                                      ------   ----------    ------   ----------
            Domestic:

              Customer A           $   196,000     28.0%   $    34,900     10.5%
                                   ===========   ======    ===========   ======

            Foreign:

              Customer A           $    73,400     85.0%   $   180,500     66.4%
                                   ===========   ======    ===========   ======

        Domestic customers are primarily commercial entities. Foreign customer is Hungarian governmental agencies.

4. LAND HELD FOR FUTURE DEVELOPMENT:

             LOCATION                 ACREAGE    1997         1996
             --------                 -------    ----         ----

            Ixtapa, Mexico               26   $4,509,600   $4,509,600
            Acapulco, Mexico              8      201,000      201,000
            Caye Bokel, Belize           87      456,400      456,400
            Guanajuato, Mexico          236      272,500      272,500
            Jilotepec, Mexico            24       21,500       21,500
            La Paz, Mexico            3,451        9,600        9,600
            La Grange, Texas              1       31,600       31,600
                                              ----------   ----------

                                              $5,502,200   $5,502,200
                                              ==========   ==========

        Improvements amounting to $649,000 are included in the cost of land. All land in Mexico is collateralized to the convertible notes and to the note and mortgage payable amounting to $ 1,064,300.

                INTERNATIONAL REALTY GROUP, INC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1997 AND 1996


5.       DETAILS OF FINANCIAL STATEMENT COMPONENTS:

         FURNITURE, EQUIPMENT AND IMPROVEMENTS:        1997             1996
                                                       ----             ----
           Furniture and equipment               $      86,800      $    164,300
           Leasehold improvements                        1,900            14,300
           Library                                     207,800           207,600
                                                 -------------      ------------

                                                       296,500           386,200
           Less accumulated depreciation
            and amortization                           162,400           216,100
                                                 -------------      ------------

                                                 $     134,100      $    170,100
                                                 =============      ============

         ACCRUED AND OTHER LIABILITIES:

           Payroll and payroll taxes             $    537,000       $   468,800
           Interest                                   210,900           125,600
           Foreign taxes, other than on income         10,700            11,600
           Billings in excess of costs and earnings     7,600            33,200
           Shareholder loans                           48,300            58,000
           Other                                      151,100           107,200
                                                 ------------       ------------

                                                 $    965,600       $   804,400
                                                 ============       ===========

6.  DUE FROM SHAREHOLDER:

        Amounts due from shareholder (DSC) were acquired through the Transaction described in Note 2 and are due on demand. Amounts due from DSC are pledged as collateral on the convertible notes and collection is expected to occur subsequent to the conversion of the convertible notes.

7.      MORTGAGE AND NOTES PAYABLE:
        Note payable, unsecured,
        interest at 2.0% per annum,
        payable monthly, balloon
        payment of $49,000 due on
        December 31, 1997.                 $          -          $    49,000

        Note payable, unsecured,
        interest at 7.0% per annum,
        payable monthly through
        February 2001.                           48,500                    -

                INTERNATIONAL REALTY GROUP, INC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1997 AND 1996


7.  MORTGAGE AND NOTES PAYABLE (CONTINUED):         1997                1996
                                                    ----                ----
        Note payable, face amount of $618,600,
        bank, collateralized by land,
        non-interest bearing, due March 31, 1999
        (less unamortized discount based on
        an imputed rate of 5% of $7,900 and
        $38,800 as of December 31, 1997 and
        1996, respectively.)                       610,700              593,400

        Mortgage note, bank, collateralized
        by land, interest at 4.5% per
        annum, over the inflation rate
        index of Mexico, due in 2007.              453,600              465,800

        Note payable, related party,
        unsecured, interest at 7.25%,
        due on demand.                              10,700               68,400
                                                ----------           ----------

                                                $1,123,500           $1,176,600
                                                ==========           ==========

        Maturities of long-term debt subsequent to December 31, 1997 are as follows:

                       Years ending
                       December 31,                        Amount
                       ------------                        ------
                          1998                         $   634,900
                          1999                              15,900
                          2000                              17,200
                          2001                               1,900
                          2002                                  --
                 2003 and thereafter                       453,600
                                                       -----------
                                                        $1,123,500
                                                        ==========

8.  CONVERTIBLE NOTES:

        Convertible notes (Notes) with a face value of $4,700,900 accrue interest at 5% per year, mature on February 1, 1999 and are collateralized by the assets acquired less liabilities assumed in the transaction described in Note 2. Accrued interest of $ 329,900 and $ 86,100 has been combined with the principal balance of the convertible note as of December 31, 1997 and 1996, respectively.

        The Notes are convertible into 105,638,300 shares of common stock (using the restricted share value of $ 0.0445 per share). Conversion will occur when the Company has a sufficient number of authorized shares to issue to the Note holders. If conversion does not occur by the maturity date, the net assets would revert back to the Note holders. The Company believes the Notes will be converted into the stated number of shares of common stock before the maturity date or it will be able to obtain extensions from the Note holders.

                INTERNATIONAL REALTY GROUP, INC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1997 AND 1996



8.  CONVERTIBLE NOTES (CONTINUED):

       The following pro forma information is provided to reflect the effect of the conversion on shareholders' equity as if it had occurred on December 31, 1997:

                                                                          Pro-Forma
                                             As originally   Pro-Forma    December 31,
                                               Reported      Adjustment       1997
                                             -------------  -----------   -----------
       Shareholders' equity (Deficiency):
         Common stock                        $    10,000    $   105,600   $   115,600
         Capital in excess of par              1,139,000      4,595,300     5,734,300
         Cumulative translation adjustment      (234,300)            --      (234,300)
         Accumulated deficit                  (1,462,000)            --    (1,462,000)
                                             -----------    -----------   -----------
                                                (547,300)     4,700,900     4,153,600
         Less treasury stock, at cost             15,500             --        15,500
                                             -----------    -----------   -----------
                                             $  (562,800)   $ 4,700,900   $ 4,138,100
                                             ===========    ===========   ===========

9.  INCOME TAXES:

        Components of the net deferred tax liability as reflected on the Company's consolidated balance sheets are as follows:

                                           1997         1996
                                         ---------    ---------
           Deferred tax assets:
           Accounts payable              $  33,000    $  50,800
           Accrued liabilities             190,600      180,200
           Net operating loss
            carryforward                   119,100       95,700
                                         ---------    ---------

                                           342,700      326,700
        Less valuation allowance          (295,900)    (298,800)
                                         ---------    ---------
                                            46,800       27,900
                                         ---------    ---------
       Deferred tax liabilities:
           Accounts receivable             (27,100)     (14,000)
           Prepaid expense                  (5,100)      (5,400)
           Depreciation                    (14,600)      (8,500)
                                         ---------    ---------
                                           (46,800)     (27,900)
                                         ---------    ---------

        Deferred taxes, Net              $      --            $
                                         =========    =========

        The valuation allowance is provided when it is more likely than not that the tax benefit may not be realized.

        The components of the provision for income taxes (benefit) for the years ended December 31, 1997 and 1996, consist of current Federal taxes payable (receivable) of ($1,600) and $14,700, respectively.

                INTERNATIONAL REALTY GROUP, INC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

9.  INCOME TAXES (CONTINUED):

        The income tax benefit for the years ended December 31, 1997 and 1996, differs from that which would result from applying statutory tax rates primarily due to certain operating expenses which are not tax deductible. The provision for income taxes differs from the amount obtained by applying the federal statutory income tax rate to income
        (loss) before provision for income taxes as follows:

       Provision at statutory rate (benefit)      $(162,400)      $(187,200)
       Effective state income tax (benefit)         (16,600)        (19,100)
       Non-deductible:
         Interest on convertible note                76,900          37,200
         Other non-deductible items                 101,800          (9,700)
       Utilization of operating loss
        carrybacks/carryforwards                      1,600          92,500
       Valuation allowance (benefit)                 (2,900)        101,000
                                                  ---------       ---------

                                                  $  (1,600)      $  14,700
                                                  =========       =========

        At December 31, 1997, the Company had available federal net operating loss carryforwards of approximately $ 340,300, which will generally expire between 2001 and 2012.

        The Company has not provided for federal income taxes on undistributed earnings of its foreign subsidiaries which have been reinvested in their operations. If these earnings were distributed, net operating loss carryforwards and foreign tax credits available under current law would eliminate the resulting federal income tax liability.

10.  LOSS PER SHARE:

        Loss per share of common stock was computed by dividing net loss by the weighted average number of shares of common stock. The number of shares used in the computation of loss per share of common stock during 1997 and 1996 were 9,954,313 and 9,204,188, respectively.

11. TRANSACTIONS WITH RELATED PARTY:

        In 1995, the Board of Directors of Appraisal Group International, RT (AGI RT), with the concurrence of its parent, authorized the exchange of twenty five percent (25.0%) of AGI RT common stock with certain directors/officers/employees of the Corporation for securities of a Hungarian corporation. The fair value of the securities was $34,700 at the date of exchange. The securities, included in other assets at December 31, 1995, were sold to an unrelated third party in 1996 at a gain of $112,200, which has been included in gain on sale of securities. Proceeds from the sale were received in 1997.

                INTERNATIONAL REALTY GROUP, INC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1997 AND 1996



11. TRANSACTIONS WITH RELATED PARTY (CONTINUED):

        In 1995, the Company had two employment agreements with shareholders controlling approximately sixty-three (63%) of Company common stock. The agreements provided for employment terms through 1995 with minimum annual compensation and bonuses if declared by the Board of Directors. One of those agreements was extended through 1998. The Company charged operations $100,000 in each year in accordance with the employment agreements. No bonuses were declared in 1997 or 1996.

12. STOCK OPTIONS AND AWARDS:

        In 1993, the Company entered into an employment agreement with a key employee. The agreement called for 300,000 shares to be issued in 100,000 increments between 1993 and 1995. The agreement also granted the employee an option to purchase 700,000 shares at the current market value price at the grant date of $.205 per share. In 1994, the agreement was amended to award the employee 300,000 shares and reduce the number of options from 700,000 to 400,000 and modify the option terms. 200,000 options became exercisable in 1995 and were exercised. The remaining 200,000 options became exercisable in 1996 at fifty percent (50%) of the average trading prices per share for the month of February 1996. Due to the lack of authorized shares, the options have not been exercised. It is anticipated that when the authorized shares are increased the options would then be exercised.

        Stock option/award activity under the Agreement is as follows:

                                                   1997              1996
                                               ------------      ------------
                Number of option shares:
                   Outstanding, beginning           200,000           200,000
                Add (deduct):
                   Granted/awarded                       --                --
                   Exercised                             --                --
                                               ------------      ------------

                Outstanding, ending                 200,000           200,000
                                               ============      ============

                Option price range:
                   Outstanding, beginning      $       .015      $       .015
                     Granted                             --                --
                     Exercised                           --                --
                                               ------------      ------------
                Outstanding, ending            $       .015      $       .015
                                               ============      ============

                INTERNATIONAL REALTY GROUP, INC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1997 AND 1996


13. YEAR 2000 COMPLIANCE:

        The Year 2000 issue is the result of computer programs being written using two (2) digits rather than the four (4) digits to define the year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This problem could force computers to either shut down or provide incorrect data or information. The Company utilizes generic software programs developed, maintained and upgraded by independent computer software providers. In response to the Year 2000 issue, management is of the opinion that the providers of these software programs will resolve the date sensitive issue so that all critical systems will be in compliance prior to the Year 2000. The Company does not anticipate any material adverse impact on its business.

14. TRUST ASSETS:

        AGI RT maintains cash (1996, $15,600) in a fiduciary or agency capacity (trust funds) for certain customers which is not included in the accompanying consolidated balance sheet. The trust funds represent funds for companies being liquidated under court supervision. There were no trust funds in 1997.

15. SUPPLEMENTAL INFORMATION:

                                                   1997          1996
                                                   ----          ----
       Charged to:
        Direct:
         Consulting, appraisal                   $378,100      $351,900
         Reports, film and other                   69,600        51,600
                                                 --------      --------

                                                 $447,700      $403,500
                                                 ========      ========

       Selling, general and administrative:
          Utilities                              $ 19,100      $ 30,700
          Bad Debts                                25,400        53,800
          Rent                                     26,300        38,000
          Insurance                                 4,900         4,500
          Office                                   28,700        26,500
          Professional                             66,800       156,600
          Selling                                  10,400        40,800
          Other                                    33,300        44,600
                                                 --------      --------

                                                 $214,900      $395,500
                                                 ========      ========

                INTERNATIONAL REALTY GROUP, INC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1997 AND 1996


16. BUSINESS SEGMENT:

        Information about the Company's operations in different geographic areas for the years ended December 31, 1997 and 1996 is as follows:

                                         Consolidated         United
                                             Total            States           Mexico          Hungary
                                         ------------         ------           ------           -------
        Net Revenues:
          1997                           $   792,800       $   706,500       $        --      $    86,300
          1996                               604,000           331,500                --          272,500

        Loss from
         continuing operations
         before other deductions,
         income taxes and
         minority interest:
          1997                              (129,900)         ( 79,800)               --          (50,100)
          1996                              (485,000)         (450,100)               --          (34,900)

        Identifiable assets:
          1997                             8,093,500           734,200         7,077,100          282,200
          1996                             8,330,800           323,000         7,677,800          330,000

        Capital expenditures:
          1997                                 6,300             3,900                --            2,400
          1996                                14,600            14,600                --               --

        Depreciation and amortization:
          1997                                57,000            51,300                --            5,700
          1996                                56,600            52,100                --            4,500

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

                INTERNATIONAL REALTY GROUP, INC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1997 AND 1996


17. SELECTED QUARTERLY FINANCIAL SUMMARY (UNAUDITED): For the years ended December 31:

                                        FIRST          SECOND           THIRD          FOURTH
                                        ------         ------           -----          ------
        1997:
         Revenues                     $ 177,100       $ 222,200       $ 179,700       $ 213,800

         Operating expenses             198,100         226,900         214,900         282,800
                                      ---------       ---------       ---------       ---------

         Loss before
          other income (expense)
          and taxes                     (21,000)         (4,700)        (35,200)        (69,000)

         Other income
          (expense) including
          minority interest             (95,400)        (81,800)        (76,300)        (82,100)

         Provision for income
          taxes (benefit)                    --              --              --          (1,600)
                                      ---------       ---------       ---------       ---------

         Net loss                     $(116,400)      $ (86,500)      $(111,500)      $(149,500)
                                      =========       =========       =========       =========

         Net loss per
          common share                $    (.01)      $    (.01)      $    (.01)      $    (.02)
                                      =========       =========       =========       =========

       1996:
         Revenues                     $ 162,200       $ 204,000       $  89,900       $ 147,900

         Operating expenses             255,500         213,800         380,700         239,000
                                      ---------       ---------       ---------       ---------

         Loss before other
          income (expense)
          and taxes                     (93,300)         (9,800)       (290,800)        (91,100)

         Other income
          (expense)including
          minority interest              (1,300)         (8,300)        (18,300)         (7,300)

         Provision for income
          taxes (benefit)                    --          16,200              --          (1,500)
                                      ---------       ---------       ---------       ---------

       Net loss                       $ (94,600)        (34,300)      $(309,100)      $ (96,900)
                                      =========       =========       =========       =========

         Net loss per
         common share                 $    (.01)      $      --       $    (.04)      $    (.01)
                                      =========       =========       =========       =========