Form 10QSB
period 1998-03-31
INTERNATIONAL REALTY GROUP INC
filed 1998-10-30
CIK 887310

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________


                         Commission File Number 0-20180

                        INTERNATIONAL REALTY GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                     62-1277260
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


111 Northwest 183Rd Street, Suite 518, Miami, Florida                   33169
--------------------------------------------------------------------------------
(Address of principal executive office)                               (Zip Code)

                                  305-944-8811
                                  ------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes      No   X
                                       ----    -----

The number of shares outstanding of each of Issuer's classes of common equity as of September 1, 1998.

         Common Stock, par value $.001                       9,954,31
         -----------------------------                   ----------------
                  Title of Class                         Number of Shares

Transitional Small Business Disclosure Format   yes     no  X
                                                   ----   -----

PART I: FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1998
                                   (UNAUDITED)

ASSETS:
REAL ESTATE AT COST:
     PROPERTY HELD FOR FUTURE DEVELOPMENT                           $ 5,527,100
                                                                    -----------

RECEIVABLES:
     DUE FROM SHAREHOLDER                                             1,839,500
     ACCOUNTS RECEIVABLE, LESS ALLOWANCE FOR
          DOUBTFUL COLLECTIONS OF $11,100                               134,900
                                                                    -----------
                                                                      1,974,400
                                                                    -----------

     CASH AND CASH EQUIVALENTS                                          118,200
     FURNITURE, EQUIPMENT AND IMPROVEMENTS, NET                         128,600
     EXCESS OF COST OVER ESTIMATED FAIR VALUE OF                        101,200
        NET ASSETS ACQUIRED
     OTHER ASSETS                                                        57,400
                                                                    -----------
                                                                        405,400

            TOTAL                                                   $ 7,906,900
                                                                    ===========


   LIABILITIES:
      MORTGAGES AND NOTES PAYABLE (NOTE 3)                          $ 1,063,100
      ACCOUNTS PAYABLE                                                  229,900
      ACCRUED AND OTHER LIABILITIES                                     988,500
      CONVERTIBLE NOTES (NOTE 4)                                      5,093,800
                                                                    -----------
                                                                      7,375,300
                                                                    -----------

 MINORITY INTEREST                                                  $ 1,275,200
                                                                    -----------

 SHAREHOLDERS' EQUITY:

      COMMON STOCK, $.001 PAR; AUTHORIZED 10,000,000
          SHARES;  9,954,313 SHARES ISSUED                               10,000
      CAPITAL IN EXCESS OF PAR                                        1,139,000
      ACCUMULATED OTHER COMPREHENSIVE LOSS                             (237,800)
      ACCUMULATED DEFICIT                                            (1,639,300)
                                                                    -----------
                                                                       (728,100)

      LESS SHARES OF COMMON STOCK HELD IN TREASURY,                      15,500
            AT COST
                                                                    -----------
                                                                       (743,600)
                                                                    -----------

              TOTAL                                                 $ 7,906,900
                                                                    ===========




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
              THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1998
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                     THREE MONTHS
                                                                    ENDED MARCH 31,
                                                                  1997            1998
                                                               --------------------------
REVENUES:
REVENUES FROM SERVICES PROVIDED                                $   177,100    $   191,600
                                                               -----------    -----------

OPERATING EXPENSES:
    AMORTIZATION AND DEPRECIATION                                   14,000         14,700
     DIRECT                                                        102,600         89,000
     PAYROLL AND RELATED BENEFITS                                   48,100         51,800
     SELLING, GENERAL AND ADMINISTRATIVE                            33,400         62,200
                                                               -----------    -----------
                                                                   198,100        217,700
                                                               -----------    -----------

LOSS BEFORE OTHER INCOME (EXPENSE), MINORITY INTEREST AND          (21,000)       (26,100)
   PROVISION FOR INCOME TAXES (BENEFIT)

OTHER INCOME (EXPENSE):
     INTEREST INCOME                                                    --            200
     INTEREST EXPENSE                                             (100,300)      (105,400)
     REAL ESTATE OPERATING EXPENSES                                               (49,200)
     GAIN (LOSSES) ON EXCHANGE RATE FLUCTUATIONS                    (8,200)       (29,800)
     OTHER INCOME (EXPENSE)                                          1,300          3,000
                                                               -----------    -----------

LOSS BEFORE MINORITY INTEREST AND PROVISION FOR INCOME TAXES      (128,200)      (207,300)

MINORITY INTEREST IN INCOME (LOSS) OF SUBSIDIARIES                 (11,800)       (30,000)
                                                               -----------    -----------

LOSS BEFORE PROVISION FOR INCOME TAXES                            (116,400)      (177,300)

PROVISION FOR INCOME TAXES                                              --             --
                                                               -----------    -----------

NET LOSS                                                       $  (116,400)   $  (177,300)
                                                               -----------    -----------

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
   FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                         11,600         (3,500)
   INCOME TAX EXPENSE (BENEFIT) RELATED TO OTHER                        --             --
         COMPREHENSIVE INCOME
                                                               -----------    -----------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX                       11,600         (3,500)
                                                               -----------    -----------

COMPREHENSIVE LOSS                                             $  (104,800)   $  (180,800)
                                                               ===========    ===========

LOSS PER SHARE OF COMMON STOCK                                 $      (.01)   $      (.02)
                                                               -----------    -----------

WEIGHTED AVERAGE NUMBER OF SHARES                                9,954,187      9,954,313
                                                               ===========    ===========




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
              THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                          Three Months Ended
                                                          1998         1997

CASH FLOWS FROM OPERATING ACTIVITIES:
     SOURCES OF CASH:
          CLIENTS AND OTHER                             $ 174,300    $ 344,900
          INTEREST                                            200
                                                        ---------    ---------
                                                          174,500      344,900
                                                        ---------    ---------

     USES OF CASH:
          CASH PAID TO:
                DIRECT COSTS                               89,200      209,500
                OPERATING                                  33,200       34,500
                PAYROLL AND RELATED BENEFITS               30,300       46,800
                INTEREST                                    5,000        1,700
                                                        ---------    ---------
                                                          157,700      292,500
                                                        ---------    ---------

     CASH PROVIDED BY OPERATING ACTIVITIES                 16,800       52,400
                                                        ---------    ---------

CASH FLOW USED IN INVESTING ACTIVITIES:
    USE OF CASH:
       ACQUISITION OF EQUIPMENT                            (4,400)        (700)
                                                        ---------    ---------

CASH FLOW FROM FINANCING ACTIVITIES:
      SOURCE OF CASH:
          DUE FROM SHAREHOLDER                              5,000

     USE OF CASH:
          PAYMENT OF
                SHAREHOLDER LOAN                            1,300
                NOTES PAYABLE                                          (43,700)
                                                        ---------    ---------
CASH PROVIDED BY (USED IN) FINANCIAL ACTIVITIES             3,700      (43,700)
                                                        ---------    ---------

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS      (5,100)      15,600
                                                        ---------    ---------

INCREASE IN CASH AND CASH EQUIVALENTS                      11,000       23,600

CASH AND CASH EQUIVALENTS, BEGINNING                      107,200        7,600
                                                        ---------    ---------

CASH AND EQUIVALENTS, ENDING                            $ 118,200    $  31,200
                                                        =========    =========





        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                        THREE MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)


                                                     Three Months Ended
                                                      1998        1997

RECONCILIATION OF NET LOSS TO CASH
   PROVIDED BY OPERATING ACTIVITIES:

NET LOSS                                           $(177,300)   $(116,400)

ADJUSTMENTS TO RECONCILE NET LOSS TO
   CASH PROVIDED BY OPERATING  ACTIVITIES:

          AMORTIZATION AND DEPRECIATION            $  14,700       14,000

          AMORTIZATION OF NOTE PAYABLE DISCOUNT           --        7,600

          MINORITY INTEREST                          (30,000)     (11,800)

          CURRENCY FLUCTUATION                        29,800        8,200

          CHANGES IN ASSETS & LIABILITIES:
               ACCOUNTS RECEIVABLE                   (20,100)     166,500

               OTHER ASSETS                           48,500     (106,200)

               DUE FROM SHAREHOLDER                   49,200           --

               ACCOUNTS PAYABLE                         (200)     (49,100)

               ACCRUED LIABILITIES                    39,300       79,800

               CONVERTIBLE NOTES                      62,900       59,800
                                                   ---------    ---------

                        TOTAL ADJUSTMENTS            194,100      168,800
                                                   ---------    ---------

CASH PROVIDED BY OPERATING ACTIVITIES              $  16,800    $  52,400
                                                   =========    =========

SCHEDULE OF NON-CASH OPERATING ACTIVITIES:
    REDUCTION OF RECEIVABLE DUE FROM SHAREHOLDER   $ 184,200    $  16,300

    CURRENCY FLUCTUATION AND EXPENSES PAID BY
          SHAREHOLDER                               (179,200)     (16,300)
                                                   ---------    ---------

    CASH RECEIVED                                  $   5,000    $      --
                                                   ---------    ---------





        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1998

(1)      PRINCIPLES OF STATEMENT PRESENTATION

The unaudited consolidated financial statements include all adjustments which are necessary, in the opinion of management, to fairly reflect the Company's financial position and results of operations. All such adjustments are of a normal recurring nature. The statements have been prepared using the accounting policies described in the Company's 1997 Audited Financial Statements contained in the Company's Form 10-KSB for the year ended December 31, 1997.

(2)      TRANSACTION WITH DSC AND HEMISPHERE

Pursuant to an Amended and Restated Agreement dated August 19, 1996, the Company consummated a transaction ("Transaction") on such date with DSC, S.A. de C.V. ("DSC") and Hemisphere Development Limited ("Hemisphere"). In the Transaction, the Company acquired the majority interest in five (5) parcels of land amounting to approximately 3,745 acres in Mexico (see Footnote 4 herein), other assets and assumed liabilities of DSC and Hemisphere in exchange for 1,000,000 shares of common stock with a fair value of $.0445 per share and convertible notes ("Notes") with a face value of $4,700,900. The estimated fair value of the assets acquired and liabilities assumed is as follows:

         Assets acquired:
                  Land                                           $5,014,200
                  Receivable due from DSC                         2,110,500
                  Cash                                              317,800
                  Other Assets                                       33,000
                                                                 ----------
                                                                 $7,475,500

         Liabilities assumed, including minority interest:
                  Mortgages                                      $1,094,100
                  Accounts payable and accrued liabilities          323,300
                  Minority interest in net assets                 1,312,700
                                                                 -----------
                                                                 $2,730,100

         Total assets acquired less liabilities assumed          $4,745,400
                                                                 ==========

The assets and liabilities have been recorded at a net asset value of $4,745,400 which is the estimated fair value of the Notes and common stock issued at the date of the Transaction. Receivable due from DSC, cash and other assets were recorded at their stated amounts. LIabilities were recorded at their present value. Minority interest represents the portion of undivided net assets not acquired.

The acquisition price of the land and other assets less the liabilities assumed in the Transaction was determined based upon the estimated fair value of the common stock (using the restricted share value of $0.0445 per share) at the date of the Transaction. Since the common stock of the Company is not actively traded, the Company had a valuation performed by an independent firm. The valuation firm specializes in business and financial valuation. The firm determined a fair market value on a minority interest basis. The valuation concluded that the fair market values per share of the common equity of International Realty Group on a minority interest basis as of August 19, 1996, immediately before the Transaction were as follows:

                            Unrestricted shares                $0.0607
                            Restricted shares                  $0.0445

After the Transaction, the fair market values were

                            Unrestricted shares                $0.0617
                            Restricted shares                  $0.0480

The Post Transaction fair market values include the assets and liabilities assumed, which for valuation purposes are based on the amounts recorded in the accompanying consolidated financial statements. The valuation report does not take into consideration any effect on value resulting from future development or future operating contributions of the assets acquired in the Transaction.

(3)     MORTGAGE AND NOTES PAYABLE

Mortgages and Notes Payable at March 31, 1998 is summarized as follows:

         Mortgage Note, bank                                   $430,500
         Note Payable, bank                                     587,100
                                                             ----------
                    Total Payable to banks                   $1,017,600
         Note Payable, unsecured                                 45,500
                                                             ----------
                                                             $1,063,100

(4)      CONVERTIBLE NOTE

Convertible notes ("Notes") with a face value of $4,700,900 convertible into 105,638,300 of Common Stock, accrue interest at 5% per year and mature on February 1, 1999. Accrued interest as of March 31, 1998 is $392,900. The following pro forma information is provided to reflect the effect of the conversion on shareholders' equity as if it had occurred on March 31, 1998.

                                                                          March 31,          ProForma         ProForma
SHAREHOLDERS' EQUITY:                                                       1998           Adjustments        March 31,
                                                                                                                1998
     COMMON STOCK, $.001 PAR; AUTHORIZED 10,000,000
         SHARES;  9,954,313 SHARES ISSUED                                  $  10,000         $  105,600      $  115,600
     CAPITAL IN EXCESS OF PAR                                              1,139,000          4,595,300       5,734,300
     ACCUMULATED OTHER COMPREHENSIVE LOSS                                  (237,800)                 --       (237,800)
     ACCUMULATED DEFICIT                                                 (1,639,300)                         (1,639,300
                                                                         -----------         ----------      ----------
                                                                          ( 728,100)          4,700,900       3,972,800

    LESS SHARES OF COMMON STOCK HELD IN TREASURY,
          AT COST                                                             15,500                 --          15,500
                                                                          ----------         ----------      ----------

                                                                         $ (743,600)        $ 4,700,900      $3,988,300
                                                                         ===========        ===========      ==========

Item 2.  Management's Discussion and Analysis or Plan of Operations.

The following discussion and analysis covers any material changes in financial condition since December 31, 1997 and any material changes in the results of operations for the three months ended March 31, 1998, as compared to the same period in 1997. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis and Results of Operations" included in the Company's Form 10-KSB for the year ended December 31, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

ORGANIZATION AND BUSINESS

INTERNATIONAL REALTY GROUP, INC., ("the Company") was incorporated in Delaware on April 13, 1970. Its principle offices are located at 111 NW 183 Street, Suite 518, Miami, Florida 33169. Its telephone number is (305) 944-8811, Fax (305) 651-3394.

The Company, together with its consolidated subsidiaries, is a provider of commercial and residential real estate, machinery and equipment valuations and appraisals in the United States and Hungary and land development primarily in Mexico. The Company will be developing its Mexican properties into various resort and commercial developments. Once developed they will engage in the marketing and operation of its properties and other ancillary real estate activities. No development of the properties located in Mexico will occur until after the conversion of the notes issued in the transaction described in "Land Development", which notes are collateralized by the properties located in Mexico.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

REAL ESTATE CONSULTING SERVICES

      Revenues increased for the three months ended March 31, 1998 totaling $191,600 as compared to $177,100 for the same period in 1997. Revenues from domestic operations performed by Appraisal Group International, Inc. ("AGII") were $156,600, as compared to $158,200 for the same period in 1997. Revenues from foreign operations performed by Appraisal Group International, Rt. ("AGI Rt.") increased for the current period to $35,000 compared to $20,300 for the same period in 1997.

      Operating expenses for the three months ended March 31, 1998 were $217,700 compared to $198,100 for the comparable period in 1997. Of the total expenses, domestic operations accounted for 85% and foreign operations accounted for 15%.

      Selling, General and Administrative expenses for the period increased from $33,400 in 1997 to $62,200 in 1998. The increase in Selling, General and Administrative expenses is primarily attributable to increased audit, legal and other corporate expenses. Payroll and Related Benefits for the period increased from $48,100 in 1997 to $51,800 for the current 1998 period. Direct expenses, including the production of appraisal reports and appraiser's fees, travel, photography and other related expenses, decreased from $102,600 in 1997 to $89,000 for the current 1998 period. Amortization and Depreciation expense was consistent between the periods.

      Other income (expense), during the current 1998 period, consisted of interest expense, which was $105,400 compared to $103.000 for the comparable period in 1997. The majority of interest expense is attributable to the Convertible Note ($62,900) and debt for properties located in Mexico. Currency translation expense was $29,800 for the current 1998 period compared to $8,200 for the comparable period in 1997. Such translation expense is attributable to the currency fluctuations of Mexican pesos denominated accounts receivable and mortgages, notes and other liabilities during each such period.

LAND DEVELOPMENT

      The Company has acquired interests in five properties located in Mexico, pursuant to a transaction (the "Transaction") with DSC, S.A. de C.V. ("DSC") and Hemisphere Developments Limited ("Hemisphere"), dated as of August 19, 1996. The Company believes that each of the Mexican properties is suitable for future development as either a resort, residential or commercial property. Since the properties secure the Company's obligations under certain notes issued to DSC and Hemisphere, the Company does not plan to undertake any development of such properties until after such notes have been converted. While no assurances can be given, the Company expects that the conversion of these notes (convertible into an aggregate of 105,638,300 shares of the Company's Common Stock) will occur in the fourth quarter of 1998. Any development of the properties thereafter is contingent upon the Company obtaining necessary financing. Potential sources of financing include mortgage financing from financial institutions located in the United States or Mexico, or the issuance of equity securities of the Company. The Company has no present understanding, agreement or commitment for financing any such property and there can be no assurance that financing will be available to the Company on commercially reasonable terms or at all.

      During the current period, in concurrence with DSC and Hemisphere, the Company began preliminary activity in its land development operations. The Company had costs, paid directly by DSC through the reduction of their account payable to the Company, totaling $74,100 for personnel, engineering, site plans and other related expenses. As a result, property held for future development increased $24,900 in connection with the capitalization of certain of these costs, and the balance of $49,200 was charged to real estate operating expenses during the current period.

LIQUIDITY AND CAPITAL RESOURCES:

      Cash and Cash Equivalents for the three months ended March 31, 1998 totaled $118,200. Accounts receivables totaled $1,974,000. Of this amount, $1,839,500 is due from shareholder. During the current period, shareholder receivables were reduced by $184,200 including $79,200 through the payment of certain land development costs and payments to the Company, with the balance attributable to currency fluctuation. Accounts receivable of $134,900 is from domestic operations ($100,000) and foreign operations ($34,900).

      Net cash provided by operating activities, for the current period, was $16,800 compared to $52,400 for the 1997 period. Cash flow used in investing activities, primarily for the acquisition of equipment for consulting services, totaled $4,400. Net cash provided by (used in) financing activities was $3,700 in the current period. There was a modest increase of cash and equivalents of $11,000 for the current period compared to $23,600 for the comparable 1997 period.

      Mortgage and notes payable for the three months ended March 31, 1998 were $1,063,100 attributable to: (i) $1,017,600 mortgages to Mexican banks for property currently held for future development, and (ii) $45,500 note payable for domestic operations. Accounts payable totaled $229,900. Accrued liabilities, totaling $988,500 consisted of: (i) $556,600 accrued salaries, (ii) $335,600 accrued interest and other expenses for Mexican operations, (iii) shareholder loans $46,900 and the balance attributable to other short-term debt.

CURRENCY RISK. The Company is subject to risk in changes of foreign exchange rates for its subsidiaries that use a foreign currency as their functional currency, or for assets or liabilities which are foreign currency denominated and are translated to U.S. dollars at each reporting period. The Company has made quarterly currency translation adjustments (totaling $237,800 over an eight-year period) for its foreign operations, recognized as a component of shareholder's equity. When a foreign entity operates in a highly inflationary economy, the Company uses the U.S. dollar as the functional currency, rather than the local currency. Effective September 30, 1996 the Company considered Mexico to operate in a highly inflationary economy. The Company has not engaged in the purchase of forward contracts, or other hedging techniques, to manage such foreign exchange risk to protect against earnings and cash flow volatility resulting from changes in foreign exchange rates.

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

PART II: OTHER INFORMATION


PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS
         None

ITEM 2:  CHANGES IN SECURITIES
         None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5:  OTHER INFORMATION
         None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K
         A.       Exhibits

                  27.1     Financial Data Schedule (For SEC purposes only)

         B.       Reports on Form 8-K
                  None for the quarterly period ended March 31, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 INTERNATIONAL REALTY GROUP, INC.


DATE: OCTOBER 22, 1998           BY: /s/ RICHARD M. BRADBUR
                                     -------------------------------------------
                                     Richard M. Bradbury
                                     President
                                     (Principal Executive and Financial Officer)