Form 10QSB
period 1998-06-30
INTERNATIONAL REALTY GROUP INC
filed 1998-10-30
CIK 887310

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                                  305-944-8811
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes      No   X
                                       ----    ----

The number of shares outstanding of each of Issuer's classes of common equity as of September 1, 1998.

         Common Stock, par value $.001              9,954,313
         ----------------------------       --------------------------
                  Title of Class                Number of Shares

Transitional Small Business Disclosure Format   yes        no  X
                                                   -----     -----

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1998

                                   (UNAUDITED)

ASSETS:
REAL ESTATE AT COST:
     PROPERTY HELD FOR FUTURE DEVELOPMENT                           $ 5,527,100
                                                                    -----------

RECEIVABLES:
     DUE FROM SHAREHOLDER                                             1,676,700
     ACCOUNTS RECEIVABLE, LESS ALLOWANCE FOR
         DOUBTFUL ACCOUNTS OF $13,000                                   153,500
                                                                    -----------
                                                                      1,830,200
                                                                    -----------

     CASH AND EQUIVALENTS                                               115,700
     FURNITURE, EQUIPMENT AND IMPROVEMENTS, NET                         119,400
     EXCESS OF COST OVER ESTIMATED FAIR VALUE OF
           NET ASSETS ACQUIRED                                           95,100
     OTHER ASSETS                                                        61,300

                                                                        391,500

                                                                    -----------
                                                                    $ 7,748,800
                                                                    ===========





   LIABILITIES:
      MORTGAGES AND NOTES PAYABLE (NOTE 3)                          $ 1,000,500
      ACCOUNTS PAYABLE                                                  221,200
      ACCRUED AND OTHER LIABILITIES                                   1,003,600
      CONVERTIBLE NOTES (NOTE 4)                                      5,157,500
                                                                    -----------
                                                                      7,382,800
                                                                    -----------

 MINORITY INTEREST                                                    1,245,300
                                                                    -----------

 SHAREHOLDERS' EQUITY:
      COMMON STOCK, $.001 PAR; AUTHORIZED 10,000,000
            SHARES;  9,954,313 COMMON SHARES ISSUED                      10,000
      CAPITAL IN EXCESS OF PAR                                        1,139,000
      ACCUMULATED OTHER COMPREHENSIVE LOSS                             (242,600)
      ACCUMULATED DEFICIT                                            (1,770,200)
                                                                    -----------
                                                                       (863,800

     LESS SHARES OF COMMON STOCK HELD IN TREASURY,
           AT COST                                                       15,500
                                                                    -----------
                                                                       (879,300)
                                                                    -----------

              TOTAL                                                 $ 7,748,800
                                                                    ===========





        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1998
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                 THREE MONTHS                   SIX MONTHS
                                                                ENDED JUNE 30,                 ENDED JUNE 30
                                                          --------------------------    --------------------------
                                                              1997          1998           1997           1998
                                                          -----------    -----------    -----------    -----------
REVENUES:
REVENUES  FROM SERVICES PROVIDED                          $   222,200    $   203,800    $   399,300    $   395,400
                                                          -----------    -----------    -----------    -----------


OPERATING EXPENSES:
     AMORTIZATION AND DEPRECIATION                             13,900         13,300         27,900         28,000
     DIRECT                                                   122,200        118,000        224,900        207,000
     PAYROLL AND RELATED BENEFITS                              50,000         45,900         98,100         97,700
     SELLING, GENERAL & ADMINISTRATIVE                         40,700         40,800         74,100        103,000
                                                          -----------    -----------    -----------    -----------
                                                              226,900        218,000        425,000        435,700
                                                          -----------    -----------    -----------    -----------
LOSS BEFORE OTHER INCOME (EXPENSE), MINORITY INTEREST &
PROVISION FOR INCOME TAXES (BENEFIT)                           (4,700)       (14,200)       (25,700)       (40,300)

OTHER INCOME (EXPENSE)
     INTEREST INCOME                                              500             --            500            200
     INTEREST EXPENSE                                         (86,800)       (80,400)      (137,100       (185,800)
     REAL ESTATE OPERATING EXPENSES                                --        (48,500)            --        (97,700)
     GAIN (LOSSES) ON EXCHANGE RATE FLUCTUATIONS               (1,400)       (21,000)        (9,600)       (50,800)
     OTHER  INCOME (EXPENSES)                                     900          3,400          2,200          6,400
                                                          -----------    -----------    -----------    -----------
LOSS BEFORE MINORITY INTEREST &
    PROVISION FOR INCOME TAXES (BENEFIT)                      (91,500)      (160,700)      (219,700)      (368,000)


MINORITY INTEREST IN INCOME (LOSS) OF SUBSIDIARIES              5,000         29,800         16,800         59,800
                                                          -----------    -----------    -----------    -----------

LOSS BEFORE  PROVISION FOR INCOME TAXES                       (86,500)      (130,900)      (202,900)      (308,200)
PROVISION FOR INCOME TAXES                                         --             --             --             --
                                                          -----------    -----------    -----------    -----------
NET LOSS                                                  $   (86,500)   $  (130,900)   $  (202,900)   $  (308,200)
                                                          -----------    -----------    -----------    -----------

OTHER COMPREHENSIVE INCOME (LOSS) BEFORE TAX:
   FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                    (8,800)        (5,500)         2,800         (9,000)
   INCOME TAX EXPENSE (BENEFIT) RELATED TO OTHER
         COMPREHENSIVE INCOME                                      --             --             --             --
                                                          -----------    -----------    -----------    -----------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX                  (8,800)        (5,500)         2,800         (9,000)
                                                          -----------    -----------    -----------    -----------

COMPREHENSIVE LOSS                                        $   (95,300)   $  (136,400)   $  (200,100)   $  (317,200)
                                                          ===========    ===========    ===========    ===========

LOSS PER COMMON SHARE                                     $     (0.01)      $(0.01 )    $     (0.02)   $     (0.03)
                                                          ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                    9,954,187      9,954,313      9,954,187      9,954,313
                                                          ===========    ===========    ===========    ===========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997
                                   (UNAUDITED)

--------------------------------------------------------------------------------


                                                                       SIX MONTHS ENDED
                                                                      1998          1997

CASH FLOWS FROM OPERATING ACTIVITIES:
     SOURCES OF CASH:
          CLIENTS AND OTHER                                         $ 363,100    $ 589,000
         INTEREST                                                         200          400
                                                                    ---------    ---------
                                                                      363,300      589,400
                                                                    ---------    ---------

     USES OF CASH:
          CASH PAID TO:
                DIRECT COSTS                                          193,600      418,400
                OPERATING                                              53,500       35,000
                PAYROLL AND RELATED BENEFITS                           97,700       98,000
                INTEREST                                                6,300          400
                                                                    ---------    ---------
                                                                      351,100      551,800
                                                                    ---------    ---------

     CASH PROVIDED BY OPERATING ACTIVITIES                             12,200       37,600
                                                                    ---------    ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   USES OF CASH:
      ACQUISITION OF EQUIPMENT                                         (4,400)      (1,100)
                                                                    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      SOURCE OF CASH:
             DUE FROM SHAREHOLDER                                      15,000      100,000

     USES OF CASH
        PAYMENT OF
           SHAREHOLDER LOAN                                             7,600
           NOTES PAYABLE                                                            58,700
                                                                    ---------    ---------

               CASH PROVIDED BY FINANCING ACTIVITIES                    7,400       41,300
                                                                    ---------    ---------

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS                  (6,700)       6,300
                                                                    ---------    ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                   8,500       84,100

CASH AND CASH EQUIVALENTS, BEGINNING                                  107,200        7,600

CASH AND CASH  EQUIVALENTS, ENDING                                  $ 115,700    $  91,700
                                                                    =========    =========




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                         SIX MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                           1998          1997

RECONCILIATION OF NET LOSS TO CASH
   PROVIDED BY OPERATING ACTIVITIES:

NET LOSS                                                $(308,200)    $(202,900)

ADJUSTMENTS TO RECONCILE NET LOSS TO
   CASH PROVIDED BY OPERATING  ACTIVITIES:

          AMORTIZATION AND DEPRECIATION                 $  28,800     $  28,000

          AMORTIZATION OF NOTE PAYABLE DISCOUNT                --        15,300

          MINORITY INTEREST                               (61,000)      (16,800)

          CURRENCY FLUCTUATION                             51,200         9,600

          CHANGES IN ASSETS & LIABILITIES:
               ACCOUNTS RECEIVABLE                        (38,700)      187,400

               OTHER ASSETS                                44,600       (91,800)

               DUE FROM SHAREHOLDER                       196,100            --

               ACCOUNTS PAYABLE                            (8,900)     (101,700)

               ACCRUED LIABILITIES                        (18,400)       90,100

               CONVERTIBLE NOTES                          126,700       120,400
                                                        ---------     ---------

                        TOTAL ADJUSTMENTS                 320,400       240,500
                                                        ---------     ---------

CASH PROVIDED BY OPERATING ACTIVITIES                   $  12,200     $  37,600
                                                        =========     =========

SCHEDULE OF NON-CASH OPERATING ACTIVITIES:
    REDUCTION OF RECEIVABLE DUE FROM SHAREHOLDER        $ 347,000     $ (35,100)

    CURRENCY FLUCTUATION AND EXPENSES PAID BY
          SHAREHOLDER                                    (332,000)       35,100
                                                        ---------     ---------

    CASH RECEIVED                                       $  15,000            --
                                                        ---------     ---------





        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1998

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

         Assets acquired:
                  Land                                             $5,014,200
                  Receivable due from DSC                           2,110,500
                  Cash                                                317,800
                  Other Assets                                         33,000
                                                                   ----------
                                                                   $7,475,500

         Liabilities assumed, including minority interest:
                  Mortgages                                        $1,094,100
                  Accounts payable and accrued liabilities            323,300
                  Minority interest in net assets                   1,312,700
                                                                   ----------
                                                                   $2,730,100

         Total assets acquired less liabilities assumed            $4,745,400
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

(3)      MORTGAGE AND NOTES PAYABLE

Mortgages and Notes Payable at June 30, 1998 is summarized as follows:
         Mortgage Note, bank                                  $405,600
         Note Payable, bank                                    553,100
                                                            ----------
                    Total Payable to banks                    $958,700
         Note Payable, unsecured                                41,800
                                                            ----------
                                                            $1,000,500
                                                            ----------

(4)      CONVERTIBLE NOTE

Convertible notes ("Notes") with a face value of $4,700,900 convertible into 105,638,300 of Common Stock, accrue interest at 5% per year and mature on February 1, 1999. Accrued interest as of June 30, 1998 is $456,600. The following pro forma information is provided to reflect the effect of the conversion on shareholders' equity as if it had occurred on June 30, 1998.

                                                       June 30,       ProForma      ProForma
SHAREHOLDERS' EQUITY:                                    1998        Adjustments     June 30,
                                                                                      1998
     COMMON STOCK, $.001 PAR; AUTHORIZED 10,000,000
         SHARES;  9,954,313 SHARES ISSUED             $    10,000    $   105,600   $   115,600
     CAPITAL IN EXCESS OF PAR                           1,139,000      4,595,300     5,734,300
     ACCUMULATED OTHER COMPREHENSIVE LOSS                (242,600)            --      (242,600)
     ACCUMULATED DEFICIT                               (1,770,200)                  (1,770,200)
                                                      -----------    -----------   -----------
                                                         (863,800)     4,700,900     3,837,100

    LESS SHARES OF COMMON STOCK HELD IN TREASURY,          15,500             --        15,500
                                                      -----------    -----------   -----------
          AT COST

                                                      $  (879,300)   $ 4,700,900   $ 3,852,600
                                                      ===========    ===========   ===========

Item 2.     Management's Discussion and Analysis or Plan of Operations.

The following discussion and analysis covers any material changes in financial condition since December 31, 1997 and any material changes in the results of operations for the three and six months ended June 30, 1998, as compared to the same period in 1997. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis and Results of Operations" included in the Company's Form 10-KSB for the year ended December 31, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION

GENERAL

ORGANIZATION AND BUSINESS

INTERNATIONAL REALTY GROUP, INC., ("the Company") was incorporated in the State of Delaware on April 13, 1970. Its principle offices are located at 111 NW 183 Street, Suite 518, Miami, Florida 33169. Its telephone number is (305) 944-8811 Fax (305) 651-3394.

The Company, together with its consolidated subsidiaries, currently operates in two business segments: (i) Real Estate Consulting Services, as a provider of commercial and residential real estate, machinery and equipment valuations and appraisals in the United States and Hungary and (ii) Land Development, primarily in Mexico. The Company will be developing its Mexican properties into various resort and commercial developments. Once developed they will engage in the marketing and operation of its properties and other ancillary real estate activities. No development of the properties located in Mexico will occur until after the conversion of the notes issued in the transaction described in "Land Development", which notes are collateralized by the properties located in Mexico.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

REAL ESTATE CONSULTING SERVICES

      Revenues decreased for the three months ended June 30, 1998 totaling $203,800 as compared to $222,200 for the same period in 1997. Revenues from domestic operations performed by Appraisal Group International, Inc. ("AGII") were $207,700, as compared to $186,300 for the same period in 1997. Revenues from foreign operations performed by Appraisal Group International, Rt. ("AGI Rt.") decreased from the comparable period in 1997.

      Operating expenses for the three months ended June 30, 1998 were $218,000 compared to $226,900 for the comparable period in 1997. Of the total expenses, domestic operations accounted for 90% and foreign operations accounted for 10%.

      Selling, General and Administrative expenses for the period were consistent with $40,700 in 1997 and $40,800 in 1998. Payroll and Related Benefits for the period decreased from $50,000 in 1997 to $45,900 for the current period. Direct expenses, including the production of appraisal reports and appraiser's fees, travel, photography and other related expenses, decreased from $122,200 in 1997 to $118,000 for the current period. Amortization and Depreciation expense was consistent between the periods at $13,900 and $13,300 respectively.

      Other income (expense), during the current period, consisted of interest expense, which was $80,400 in the 1998 period compared to $86,800 for the comparable period in 1997. The majority of interest expense is attributable to the Convertible Note ($63,700) and debt for properties located in Mexico. Currency translation expense was $21,000 for the current period compared to $1,400 for the comparable period in 1997. Such translation expense is attributable to the currency fluctuations of Mexican pesos denominated accounts receivable and mortgages, notes and other liabilities during each such period.

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

      During the current period, in concurrence with DSC and Hemisphere, the Company began preliminary activity in its land development operations. The Company had costs, paid directly by DSC through the reduction of their account payable to the Company, totaling $48,500 for personnel, engineering, site plans and other related expenses.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

REAL ESTATE CONSULTING SERVICES

      REVENUES were consistent for the six months ended June 30, 1998 totaling $395,400 as compared to $399,300 for the same period in 1997. Revenues from domestic operations performed by AGII increased to $364,800, as compared to $344,500 for the same period in 1997. Revenues from foreign operations performed by AGI RT. decreased for the six month period to $37,200 compared to $57,500 for the same period in 1997.

      OPERATING EXPENSES for the six months ended June 30, 1998 were $437,700 compared to $425,000 for the comparable period in 1997. Of the total expenses, domestic operations accounted for 90% and foreign operations accounted for 10%.

      Selling, General and Administrative expenses for the period were $103,000 in 1998 compared to $74,100 in 1997. The increase in such expenses is attributed to audit, legal and other corporate overhead expenses. Payroll and Related Benefits were consistent with $98,100 in 1997 and $97,700 for the current period. Direct expenses, including the production of appraisal reports and appraiser's fees, travel, photography and other related expenses, decreased from $224,900 in 1997 to $207,000 for the current period. Amortization and Depreciation expense was consistent between the periods.

      OTHER INCOME (EXPENSE), during the current period, consisted of interest expense, which was $185,800 compared to $187,100 for the comparable period in 1997. The majority of interest expense is attributable to the Convertible Note ($127,200) and debt for properties located in Mexico. Currency translation expense was $50,800 for the current period compared to $9,600 for the comparable period in 1997. Such translation expense is attributable to the currency fluctuations of Mexican pesos denominated accounts receivable and mortgages, notes and other liabilities during each such period.

LAND DEVELOPMENT

      During the current six-month period, the Company began preliminary activity in its land development operations. The Company had costs, paid directly by DSC through the reduction of their account payable to the Company, totaling $97,700 for personnel, engineering, site plans and other related expenses.

LIQUIDITY AND CAPITAL RESOURCES:

      Cash and Cash Equivalents for the six months ended June 30, 1998 totaled $115,700 and accounts receivables of $1,830,200. Of this amount, $1,676,700 is due from shareholder, and the balance of accounts receivable $153,500 is from domestic operations ($125,600) and foreign operations ($27,900).

      Net cash provided by operating activities, for the current period, was $12,200 compared to $37,600 for the comparable 1997 period. Cash flow used in investing activities, primarily for the acquisition of equipment for domestic consulting services, totaled $4,400. Net cash provided by (used in) financing activities was $7,400 in the current period. Cash and cash equivalents increased by $8,500 for the current period, compared to $84,100 for the 1997 period. Such difference is attributable to the receipt of $100,000 in capital contributions from shareholder DSC during the 1997 period.

      Mortgage and notes payable for the six months ended June 30, 1998 were $1,000,500 attributable to: (i) $958,600 mortgages to Mexican banks for property currently held for future development, and (ii) $41,800 note payable for domestic operations. Accounts payable totaled $221,200. Accrued liabilities totaling $1,003,600 consisted of: (i) $567,900 accrued salaries, (ii) $330,900 accrued interest and other expense for Mexican operations, (iii) $40,600 shareholder loans and the balance attributable to other short-term debt.

CURRENCY RISK. The Company is subject to risk in changes of foreign exchange rates for its subsidiaries that use a foreign currency as their functional currency, or for assets or liabilities which are foreign currency denominated and are translated to U.S. dollars at each reporting period. The Company has made quarterly currency translation adjustments (totaling $242,600 over an eight-year period) for its foreign operations, recognized as a component of shareholder's equity. When a foreign entity operates in a highly inflationary economy, the Company uses the U.S. dollar as the functional currency, rather than the local currency. Effective September 30, 1996 the Company considered Mexico to operate in a highly inflationary economy. The Company has not engaged in the purchase of forward contracts, or other hedging techniques, to manage such foreign exchange risk to protect against earnings and cash flow volatility resulting from changes in foreign exchange rates.

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

PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS
         None

ITEM 2:  CHANGES IN SECURITIES
         None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5:  OTHER INFORMATION

         The Company filed a preliminary Information Statement on Form 14C on June 30, 1998.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         A.       Exhibits

                  27.1     Financial Data Schedule (For SEC purposes only)

         B.       Reports on Form 8-K

                  None for the quarterly period ended June 30, 1998.



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