Form 10QSB
period 1998-09-30
INTERNATIONAL REALTY GROUP INC
filed 1998-11-10
CIK 887310

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)

[X]     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________.

                         Commission File Number 0-20180


                        INTERNATIONAL REALTY GROUP, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         DELAWARE                                       62-1277260
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


111 NORTHWEST 183RD STREET, SUITE 518, MIAMI, FLORIDA                  33169
-------------------------------------------------------------------------------
     (Address of principal executive office)                         (Zip Code)


                                  305-944-8811
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

The number of shares outstanding of each of Issuer's classes of common equity as of November 1, 1998.

Common Stock, par value $.001                                 9,954,313
-----------------------------                        ---------------------------
       Title of Class                                      Number of Shares


Transitional Small Business Disclosure Format   yes       no  X
                                                    ---      ---

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

ASSETS:
REAL ESTATE, AT COST:
    PROPERTY HELD FOR FUTURE DEVELOPMENT                                          $ 5,527,100
                                                                                  -----------

RECEIVABLES:
    DUE FROM SHAREHOLDER                                                            1,428,600
    ACCOUNTS RECEIVABLE, LESS ALLOWANCE FOR DOUBTFUL
      COLLECTIONS OF $3,900
                                                                                      153,100
                                                                                  -----------
                                                                                    1,581,700
                                                                                  -----------

    CASH AND CASH EQUIVALENTS                                                         101,700
    FURNITURE, EQUIPMENT, AND IMPROVEMENTS, NET                                       110,700
    EXCESS OF COST OVER ESTIMATED FAIR VALUE OF
        NET ASSETS ACQUIRED                                                            90,700
    OTHER ASSETS                                                                       46,200
                                                                                  -----------
                                                                                      349,300
                                                                                  -----------
           TOTAL                                                                  $ 7,458,100
                                                                                  ===========




LIABILITIES:

    MORTGAGES AND NOTES PAYABLE (NOTE 3)                                          $   912,900
    ACCOUNTS PAYABLE                                                                  199,600
    ACCRUED AND OTHER LIABILITIES                                                     941,600
    CONVERTIBLE NOTES (NOTE 4)                                                      5,221,900
                                                                                  -----------
                                                                                    7,276,000
                                                                                  -----------

MINORITY INTEREST                                                                   1,208,700
                                                                                  -----------
SHAREHOLDERS' EQUITY:
    COMMON STOCK, $.001 PAR; AUTHORIZED 10,000,000
       SHARES;  9,954,313 SHARES ISSUED                                                10,000
    CAPITAL IN EXCESS OF PAR                                                        1,139,000
    ACCUMULATED OTHER COMPREHENSIVE LOSS                                             (242,700)
    ACCUMULATED DEFICIT                                                            (1,917,400)
                                                                                  -----------
                                                                                   (1,011,100)

    LESS SHARES OF COMMON STOCK HELD IN TREASURY,
       AT COST                                                                         15,500
                                                                                  -----------
                                                                                   (1,026,600)
                                                                                  -----------
          TOTAL                                                                   $ 7,458,100
                                                                                  ===========







        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                 THREE MONTHS                   NINE MONTHS
                                                              ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30
                                                          --------------------------------------------------------
                                                              1997          1998           1997           1998
                                                          --------------------------------------------------------
REVENUES:
REVENUES  FROM SERVICES PROVIDED                          $   179,700    $   239,400    $   579,000    $   634,800
                                                          --------------------------------------------------------

OPERATING EXPENSES:
     AMORTIZATION AND DEPRECIATION                             13,900         15,300         41,800         43,300
     DIRECT                                                   109,100        123,300        334,000        330,300
     PAYROLL AND RELATED BENEFITS                              52,200         60,800        150,300        158,500
     SELLING, GENERAL & ADMINISTRATIVE                         39,700         74,200        113,800        177,200
                                                          --------------------------    -----------    -----------
                                                              214,900        273,600        639,900        709,300
                                                          --------------------------------------------------------
LOSS BEFORE OTHER INCOME (EXPENSE), MINORITY INTEREST &
PROVISION FOR INCOME TAXES (BENEFIT)                          (35,200)       (34,200)       (60,900)       (74,500)

OTHER INCOME (EXPENSE)
     INTEREST INCOME                                              100            100            600            300
     INTEREST EXPENSE                                         (90,500)       (88,300)      (277,600)      (274,100)
     REAL ESTATE OPERATING EXPENSES                                --        (25,800)            --       (123,500)
     GAIN (LOSSES) ON EXCHANGE RATE FLUCTUATIONS               10,800        (47,700)         1,200        (98,500)
     OTHER  INCOME (EXPENSES)                                   5,100             --          7,300         18,400
                                                          --------------------------    --------------------------
LOSS BEFORE MINORITY INTEREST &
     PROVISION FOR INCOME TAXES (BENEFIT)                    (109,700)        12,000       (329,400)      (551,900)

MINORITY INTEREST IN INCOME (LOSS) OF SUBSIDIARIES             (1,800)        36,700         15,000         96,500
                                                          --------------------------------------------------------

LOSS BEFORE PROVISION FOR INCOME TAXES                       (111,500)      (147,200)      (314,400)      (455,400)
PROVISION FOR INCOME TAXES                                         --             --             --             --
NET LOSS                                                     (111,500)      (147,200)      (314,400)      (455,400)
                                                          --------------------------------------------------------

OTHER COMPREHENSIVE INCOME (LOSS) BEFORE TAX
     FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                  (6,300)           600         (3,500)        (8,400)
     INCOME TAX EXPENSE (BENEFIT) RELATED TO
         COMPREHENSIVE INCOME                                      --             --             --             --
                                                          --------------------------------------------------------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX                  (6,300)           600         (3,500)        (8,400)
                                                          --------------------------------------------------------
COMPREHENSIVE LOSS                                        $  (117,800)   $  (146,600)   $  (317,900)   $  (463,800)
                                                          ========================================================

LOSS PER COMMON SHARE                                     $     (0.01)   $     (0.02)   $     (0.01)   $     (0.05)
                                                          ========================================================

WEIGHTED AVERAGE SHARES OF COMMON STOCK                     9,954,187      9,954,313      9,954,187      9,954,313
                                                          ========================================================



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
           NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                                   (UNAUDITED)

                                                         Nine Months Ended
                                                           September 30
                                                         1998         1997
                                                       ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     SOURCES OF CASH:
          CLIENTS AND OTHER                            $ 614,900    $ 776,500
          INTEREST                                           300          600
                                                       ---------    ---------
                                                         615,200      777,100
                                                       ---------    ---------
     USES OF CASH:
         CASH PAID TO:
             DIRECT COSTS                                330,900      508,600
              OPERATING                                  137,200      113,200
              PAYROLL AND RELATED BENEFITS               158,500      150,300
              TAXES                                          600
              INTEREST                                    11,100        1,500
                                                       ---------    ---------
                                                         637,700      774,200
                                                       ---------    ---------
     CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES     (22,500)       2,900
                                                       ---------    ---------

CASH (USED IN) INVESTING ACTIVITIES:
     USES OF CASH:
          ACQUISITION OF EQUIPMENT                        (6,700)      (3,000)
                                                       ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      SOURCES OF CASH:
           DUE FROM SHAREHOLDER                           45,000      100,000

      USES OF CASH:
          PAYMENT OF:
             NOTES PAYABLE                                    --       61,700
             SHAREHOLDER LOANS                            14,600           --
                                                       ---------    ---------
          CASH PROVIDED BY FINANCING ACTIVITIES           30,400       38,300
                                                       ---------    ---------

EFFECT OF EXCHANGE RATES ON CASH AND
       CASH EQUIVALENTS                                   (6,700)      (4,600)
                                                       ---------    ---------

(DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                               (5,500)      33,600

CASH AND EQUIVALENTS, BEGINNING                          107,200        7,600
                                                       ---------    ---------

CASH AND EQUIVALENTS, ENDING                           $ 101,700    $  41,200
                                                       =========    =========






        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
           NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                1998         1997
                                                                ----         ----
RECONCILIATION OF NET LOSS TO CASH FLOWS
     PROVIDED BY (USED IN) OPERATING ACTIVITIES:

NET LOSS                                                     $(455,400)   $(314,400)

ADJUSTMENTS TO RECONCILE NET LOSS TO
    CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:

          AMORTIZATION AND DEPRECIATION                         44,200       41,800

          AMORTIZATION OF NOTE PAYABLE DISCOUNT                     --       23,000

          MINORITY INTEREST                                    (96,500)     (15,000)

          CURRENCY FLUCTUATION                                  97,600       (1,200)

          CHANGES IN ASSETS & LIABILITIES:
               ACCOUNTS RECEIVABLE                             (38,300)     190,200

               OTHER ASSETS                                     59,700      (99,600)

               DUE FROM SHAREHOLDER                            191,300           --

               ACCOUNTS PAYABLE:                               (30,500)    (130,600)

               ACCRUED LIABILITIES                              14,300      126,900

              ACCRUED CONVERTIBLE NOTE INTEREST                191,100      181,800
                                                             ---------    ---------

                    TOTAL ADJUSTMENTS                          432,900      317,300
                                                             ---------    ---------

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES              $ (22,500)   $   2,900
                                                             =========    =========

SCHEDULE OF NON-CASH OPERATING ACTIVITIES:

      REDUCTION OF RECEIVABLE DUE FROM SHAREHOLDER           $ 595,100    $ 182,400

     CURRENCY FLUCTUATION AND EXPENSES PAID BY
       SHAREHOLDER                                            (550,100)     (82,400)
                                                             =========    =========

     CASH RECEIVED                                           $  45,000    $ 100,000
                                                             =========    =========





        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1998

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

(2)      TRANSACTION WITH DSC AND HEMISPHERE

Pursuant to an Amended and Restated Agreement dated August 19, 1996, the Company consummated a transaction ("Transaction") on such date with DSC, S.A. de C.V. ("DSC") and Hemisphere Development Limited ("Hemisphere"). In the Transaction, the Company acquired the majority interest in five (5) parcels of land amounting to approximately 3,745 acres in Mexico, other assets and assumed liabilities of DSC and Hemisphere in exchange for 1,000,000 shares of common stock with a fair value of $.0445 per share and convertible notes ("Notes") with a face value of $4,700,900 (see Footnote 4 herein). The estimated fair value of the assets acquired and liabilities assumed is as follows:

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

The acquisition price of the land and other assets less the liabilities assumed in the Transaction was determined based upon the estimated fair value of the common stock (using a restricted share value of $0.0445 per share) at the date of the Transaction. Since the common stock of the Company was not actively traded as of the date of the Transaction, the Company had a valuation performed by an independent firm. The valuation firm specializes in business and financial valuation. The firm determined a fair market value on a minority interest basis. The valuation concluded that the fair market values per share of the common equity of International Realty Group on a minority interest basis as of August 19, 1996, immediately before the Transaction were as follows:

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

(3)      MORTGAGE AND NOTES PAYABLE

Mortgages and Notes Payable at September 30, 1998 is summarized as follows:

        Mortgage Note, bank                 $362,800
        Note Payable, bank                   494,700
                                            --------
                   Total Payable to banks    857,500
        Note Payable, unsecured               38,000
        Note Payable, related party           17,400
                                            --------
                                            $912,900
                                            ========

(4)      CONVERTIBLE NOTE

Convertible notes ("Notes") with a face value of $4,700,900 convertible into 105,638,300 of Common Stock, accrue interest at 5% per year and mature on February 1, 1999. Accrued interest as of September 30, 1998 is $521,000. The following pro forma information is provided to reflect the effect of the conversion on shareholders' equity as if it had occurred on September 30, 1998.

                                                    Historical      ProForma      ProForma
SHAREHOLDERS' EQUITY:                              September 30,   Adjustments  September 30,
                                                       1998                         1998

   COMMON STOCK, $.001 PAR; AUTHORIZED 10,000,000
       SHARES;  9,954,313 SHARES ISSUED             $    10,000    $   105,600   $   115,600
   CAPITAL IN EXCESS OF PAR                           1,139,000      4,595,300     5,734,300
   ACCUMULATED OTHER COMPREHENSIVE LOSS                (242,700)            --      (242,600)
   ACCUMULATED DEFICIT                               (1,917,400)            --    (1,917,400)
                                                    -----------    -----------   -----------
                                                     (1,011,100)     4,700,900     3,689,800
  LESS SHARES OF COMMON STOCK HELD IN TREASURY,
    AT COST                                              15,500             --        15,500
                                                    -----------    -----------   -----------
                                                    $(1,026,600)   $ 4,700,900   $ 3,674,300
                                                    ===========    ===========   ===========

Item 2. Management's Discussion and Analysis or Plan of Operations.

The following discussion and analysis covers any material changes in financial condition since December 31, 1997 and any material changes in the results of operations for the three and nine months ended September 30, 1998, as compared to the same periods in 1997. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis and Results of Operations" included in the Company's Form 10-KSB for the year ended December 31, 1997.

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

RESULTS OF  OPERATIONS:

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

REAL ESTATE CONSULTING SERVICES

Revenues increased for the three months ended September 30, 1998 totaling $239,400 as compared to $179,700 for the same period in 1997, an increase of approximately 25%. The Company's domestic and foreign valuation subsidiaries Appraisal Group International, Inc. (AGII) based in Miami, Florida and Appraisal Group International Rt.(AGI RT.) based in Budapest, Hungary accounted for the Company's revenues. AGII had revenues of $223,200 for the period, and AGI RT. had revenues of $16,200.

Operating expenses for the three months ended September 30, 1998 were $273,600 compared to $214,900 for the comparable period in 1997. Of the total expenses, foreign operations accounted for 11% and domestic operations accounted for 89%.

Selling, General and Administrative expenses for the period were $74,200 compared to $39,700 for the same period in 1997, an increase of $34,500. Of such amounts, $32,700 is attributable to legal, audit, accounting and related expenses. Payroll and Related Benefits for the period were $52,200 in 1997 compared to $60,800 for the current period. Direct expenses including the production of appraisal reports, fees and related expenses for the period increased from $109,100 in 1997 to $123,300 for the current period. Such increase follows the increase in appraisal revenue during the period. Amortization and Depreciation expense was consistent between the periods.

Interest expense for the three months ended September 30, 1998 was $88,300 compared to $90,500 for the same period in 1997. The majority of interest expense is attributable to the convertible note ($64,500) and debt for properties located in Mexico ($19,200). Currency translation expense was $47,700 for the current 1998 period compared to a gain of $10,800 for the comparable period in 1997. Such translation gain or loss is attributable to the currency fluctuations of the Mexican peso during such periods.

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

      During the current period, the Company had costs, paid directly by DSC through the reduction of their account payable to the Company, totaling $25,800 for personnel, engineering, site plans and other related expenses.

 NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

REAL ESTATE CONSULTING SERVICES

Revenues for the nine months ended September 30, 1998 totaled $634,800 as compared to $579,000 for the same period in 1997, an increase of $55,800 or 9%. The Company's domestic and foreign valuation subsidiaries accounted for the Company's revenues. AGII had revenues of $580,100 for the current period, compared to $498,000 for the same period in 1997, an increase of approximately 16%. AGI RT. had revenues of $53,500, compared to $71,000 for the same period in 1997. The continued decline is attributed to the decrease in appraisal assignments with the Hungarian government.

Operating expenses for the nine months ended September 30, 1998 were $709,300 compared to $639,900 for the comparable period in 1997, an increase of 11%. Of the total expenses, foreign operations accounted for 11% and domestic operations accounted for 89%.

Selling, General and Administrative expenses for the period increased from $113,800 in 1997 to $177,200 for the current period, an increase of $63.400. Payroll and Related Benefits for the period increased from $150,300 in 1997 to $158,500 for the current period. Direct expenses including the production of appraisal reports, fees and related expenses for the period decreased from $334,000 in 1997 to $330,300 for the current period. Such decrease is in spite of the fact revenues increased 11% during such period. Amortization and Depreciation expense was consistent between the periods.

Interest expense for the nine months ended September 30, 1998 was $274,100 compared to $277,600 for the same period in 1997. The majority of interest expense is attributable to the convertible note ($191,000) and for properties located in Mexico ($64,100). There was currency translation expense of $98,500 for the current period compared to a gain of $1,200 for the comparable 1997 period. Such translation gain or expense is attributable to the currency fluctuations of the Mexican peso during each such period.

LAND DEVELOPMENT

      During the current nine-month period, the Company began preliminary activity in its land development operations. The Company had costs, paid directly by DSC through the reduction of their account payable to the Company, totaling $123,500 for personnel, engineering, site plans and other related expenses.

For the nine months ended September 30, 1998, the Company had a net loss of $(455,400) compared to a net loss of $(314,400) for the comparable 1997 period. During such period, the Company's domestic consulting operations performed by AGII had an operating profit of $103,400 for the current period, compared to $61,600 for the comparable 1997 period. The Company's foreign consulting operations had an operating loss of $(31,800) for the current period compared to $(14,400) for the comparable 1997 period. Real estate operations in Mexico had operating losses of $(123,500) for the current period.

      There were no such operations during the 1997 period. The other major influences on the Company's operating losses are attributable to accrued interest expense of $274,100 and currency exchange expense of $98,500, recognized during the current period.

LIQUIDITY AND CAPITAL RESOURCES:

      Cash and Cash Equivalents for the nine months ended September 30, 1998 totaled $101,700 and accounts receivables of $1,581,700. Of this amount, $1,428,600 is due from shareholder, and the balance of accounts receivable $153,100 is from domestic operations ($102,700) and foreign operations ($50,400).

      Net cash provided by (used in) operating activities, for the current period, was $(22,500) compared to $2,900 for the comparable 1997 period. Cash flow used in investing activities, primarily for the acquisition of equipment for domestic consulting services, totaled $6,700. Net cash provided by (used in) financing activities was $30,400 in the current period, compared to $38,300 in 1997. Cash and cash equivalents decreased by $5,500 for the current period, compared to an increase of $33,600 for the 1997 period. Such difference is attributable to the receipt of $100,000 in capital contributions from shareholder DSC during the 1997 period.

      Mortgage and notes payable for the nine months ended were $912,900 attributable to: (i) $857,500 mortgages to Mexican banks for property currently held for future development, (ii) $38,000 note payable for domestic operations, and (iii) $17,400 for foreign operations. Accounts payable totaled $199,600. Accrued liabilities totaled $941,600, the majority of which consists of: (i) $558,200 accrued salaries, (ii) $318,400 accrued interest and other expense for Mexican operations, (iii) $33,600 shareholder loans and the balance attributable to other short-term debt.

CURRENCY RISK. The Company is subject to risk in changes of foreign exchange rates for its subsidiaries that use a foreign currency as their functional currency, or for assets or liabilities which are foreign currency denominated and are translated to U.S. dollars at each reporting period. The Company has made quarterly currency translation adjustments (totaling $242,700 over an eight-year period) for its foreign operations, recognized as a component of shareholder's equity. When a foreign entity operates in a highly inflationary economy, the Company uses the U.S. dollar as the functional currency, rather than the local currency, and recognizes any gain or loss in current operations. Effective September 30, 1996 the Company considered Mexico to operate in a highly inflationary economy. The Company has not engaged in the purchase of forward contracts, or other hedging techniques, to manage such foreign exchange risk to protect against earnings and cash flow volatility resulting from changes in foreign exchange rates.

YEAR 2000 COMPLIANCE:

The Year 2000 issue is the result of computer programs being written using two
(2) digits rather than the four (4) digits to define the year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This problem could force computers to either shut down or provide incorrect data or information. The Company utilizes generic software programs developed, maintained and upgraded by independent computer software providers. In response to the Year 2000 issue, management is of the opinion that the providers of these software programs will resolve the date sensitive issue so that all critical systems will be in compliance prior to the Year 2000. The Company does not anticipate any material adverse impact on its business

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

ITEM 2:  CHANGES IN SECURITIES
                  None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None

ITEM 5:  OTHER INFORMATION
                  None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

                  A.   Exhibits
                       27.1     Financial Data Schedule (For SEC purposes only)
                  B.   Reports on Form 8-K
                       None for the quarterly period ended September 30, 1998.









                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INTERNATIONAL REALTY GROUP, INC.



DATE: NOVEMBER 5, 1998             BY: /s/ Richard M. Bradbury
                                   ------------------------------------
                                   Richard M. Bradbury
                                   President
                                   (Principal Executive and Financial Officer)