Form 10KSB40
period 1998-12-31
INTERNATIONAL REALTY GROUP INC
filed 1999-04-16
CIK 887310

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-20180

                        INTERNATIONAL REALTY GROUP, INC.

Delaware                                             62-1277260
-----------------------                --------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

Revenues for the most recent fiscal year were $ 794,240.

The aggregate market value of shares of the registrant's voting stock held by non-affiliates as of December 31, 1998 is significantly below $25,000,000, although the exact amount is unavailable since there was no active market for the registrant's common stock. The aggregate number of shares of the registrant's voting stock held by non-affiliates as of December 31, 1998 is approximately 1,750,430.

As of March 1, 1999, there were 115,592,613 shares of the registrant's common stock outstanding.

                                TABLE OF CONTENTS




PART I                                                                         PAGE
------                                                                         ----
ITEM 1.  Description of Business                                                2
ITEM 2.  Description of Property                                                4
ITEM 3.  Legal Proceedings                                                      6
ITEM 4.  Submission of Matters to a Vote of Security Holders                    6


PART II
-------
ITEM 5.  Market for Common Equity and Related Stockholder Matters               6
ITEM 6.  Management's Discussion & Analysis                                     7
ITEM 7.  Financial Statements                                                  10
ITEM 8.  Changes in and Disagreements with Accountants on Accounting           10
         and Financial Disclosure

PART III
--------
ITEM 9.  Directors and Executive Officers, Promoters and Control Persons;      10
ITEM 10. Executive Compensation                                                11
ITEM 11. Security Ownership of Certain Beneficial Owners and Management        11
ITEM 12. Certain Relationships and Related Transactions                        12
ITEM 13. Exhibits and Reports on Form 8-K                                      14

PART I:
ITEM 1:     DESCRIPTION OF BUSINESS


International Realty Group, Inc. (the "Company") was incorporated in the State of Delaware on April 13, 1970. Its principle offices are located at 111 NW 183 Street, Suite 518, Miami, Florida 33169. Its telephone number is (305) 944-8811.

BUSINESS OPERATIONS

The Company, together with its consolidated subsidiaries, currently operates in two business segments: (i) real estate consulting services, and (ii) land development.

REAL ESTATE CONSULTING SERVICES

The Company's real estate consulting services operate through its domestic and foreign subsidiaries, which represented 92% and 8% respectively, of total Company revenue in 1998. Domestic operations are performed through Appraisal Group International, Inc. and foreign operations are performed through Appraisal Group International, Rt.

APPRAISAL GROUP INTERNATIONAL, INC.

Appraisal Group International, Inc. ("AGII"), organized on July 7, 1989, and its predecessor Appraisal Group, Inc. organized on August 21, 1974, is an appraisal and valuation company, specializing in commercial and residential real estate, machinery and equipment valuation services.

Appraisal and valuation services are performed by the Company on a domestic and international level. Properties appraised include office buildings, shopping centers, apartment complexes, hotels, resorts and golf courses. The Company also performs a large volume of single-family and review appraisals to fully serve its clients.

Commercial appraisals are generally full narrative appraisals prepared in accordance with the Uniform Standards of Professional Appraisal Practice. The appraisals are utilized by governmental agencies, banks, institutions, property owners, developers and attorneys for a variety of purposes, including financing, insurance, portfolio analysis, litigation support, estate analysis and current market valuation. The majority of residential appraisals is completed on forms promulgated by the Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (FHLMC) and are normally utilized for financing and estate purposes. In addition, the company performs business valuations, equipment and machinery valuations, and litigation support for its clients.

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

Title XI of the Federal Financial Institutions Reform Recovery and Enforcement Act of 1989 ("FIRREA") effectively has regulated the appraisal profession. Under FIRREA, federally-insured financial institutions are required to use state licensed and certified appraisers. In connection with this statute, the Appraisal Foundation was formed to represent various appraisal organizations and is the parent organization of the Appraiser Qualifications Board and the Appraisal Standards Board. The Appraisal Standards Board sets standards for contents and methodology of appraisals. AGII appraisers perform their assignments in compliance with relevant provisions and regulations of both boards noted above as well as the Uniform Standards of Professional Appraisal Practice.

APPRAISAL GROUP INTERNATIONAL, RT.

Appraisal Group International, Rt. ("AGI Rt."), organized on June 6, 1990 under the laws of the country of Hungary, is 75% owned by Stragix International, Inc. ("Stragix"), which is itself a wholly-owned subsidiary of the Company. The remaining 25% of AGI Rt. is owned by existing AGI Rt. management. AGI Rt. is engaged in valuations of businesses, real estate, management, consulting, privatization management and trade brokerage in Central and Eastern Europe.

The majority of business of AGI Rt. has been the valuation of businesses and real estate, primarily for the State Property Agency, an agency of the Hungarian government and local city municipalities. In addition, AGI Rt. is an official court appointed liquidator. As court appointed liquidator, the Company is responsible to oversee the operational and financial integrity of the companies it is liquidating. Currently AGI Rt. is liquidating approximately 60 separate companies on behalf of the court. The complete liquidation process for an individual company takes approximately two years, after which the Company may be awarded a fee of approximately 3% of the net collected proceeds.

COMPETITION

There is significant competition in the field of appraisals and real estate consulting services. Industry sources estimate that the appraisal service industry in the United States includes over 84,000 state licensed and certified appraisers in the United States. The Company's competition generally comes from three types of organizations: (i) "Big Five" accounting firms; (ii) multi-office appraisal firms; and (iii) small appraisal firms. A majority of the large accounting firms have appraisal departments. The name recognition of these large accounting firms provides such firms with a competitive advantage, however, the Company believes that their relatively high fees for services allow market penetration by firms such as the Company. All of the major accounting firms possess substantially greater financial and other resources that the Company. The most prominent United States multi-office appraisal firms are American Appraisal Company, Marshal & Stevens, Joseph Blake & Associates, Cushman & Wakefield and Valuation Consultants International Ltd. The majority of appraisal firms employ one to five appraisers who are primarily involved in residential appraisals, although many small firms do perform commercial appraisals. These firms may have lower overhead than the Company, however, they may lack the expertise to perform complex commercial appraisals and accept assignments on an international basis as the Company does.

EMPLOYEES

The Company currently employs four (4) administrative and 12 staff appraisers in its domestic real estate consulting operations, and six (6) administrative and staff appraisers in its foreign operations. In addition the domestic operation retains 68 independent licensed appraisers to perform professional services in their local market regularly and on an ad-hoc basis.

LAND DEVELOPMENT

Pursuant to the Company's transaction with DSC and Hemisphere (the "Transaction"), the Company acquired interests in five parcels of vacant or partially developed land, totaling 3,745 acres, located in Mexico. See "Item 12--Certain Relationships and Related Transactions" and "Item 2--Description of Properties". The Company believes that each of the Company's properties is suitable for future development as either a resort, residential or commercial property. The Company undertook preliminary steps to develop these properties during the current year. Any significant additional development of these properties is contingent upon the Company obtaining necessary financing and a review of the applicable market conditions of the time of financing. Potential sources of financing include mortgage financing from financial institutions located in the United States or Mexico, or the issuance of equity securities of the Company. The Company has no present understanding, agreement or commitment for financing any such property and there can be no assurance that financing will be available to the Company on commercially reasonable terms or at all.

EMPLOYEES

The Company currently employs one (1) executive, an administrative assistant, secretary, and retains a financial consultant and engineering consultant for the Company's land development activities in Mexico.

ITEM 2:  DESCRIPTION OF PROPERTY

The Company, and its subsidiaries, currently are subject to one (1) lease for office facilities and owns seven (7) properties.

The Company leases 2,500 square feet of office space located in Miami, Florida, which serves as the Company's corporate headquarters and its domestic operations. The lease expires in November 1999 with monthly lease payments of approximately $2,400 per month.

The Company's' real estate properties include:

Clusters Inmobiliaria de Ixtapa, S.A. de C.V. ("Clusters Ixtapa"), a company formed under the laws of Mexico on July 24, 1991, owns land in Ixtapa, on the Pacific coast of Mexico, in the State of Guerrero, Mexico. The Company has a 75% interest in Clusters Ixtapa. The 26-acre partially developed property is within the 208-acre planned unit development called "Marina Ixtapa" located in the town of Ixtapa-Zihuatanejo on the Pacific Coast of Mexico, approximately 240 kilometers northwest of the port of Acapulco. The preliminary site work has been completed and the property is being held for future development. Although the Company presently has no understandings or agreements with respect to the development of the property, the development plans call for the development of 14 commercial lots and 124 residential lots in two years with an additional investment in infrastructure of $3,800,000. The project would be completed in intervals in order to allow the Company to build the project in 20% stages through a revolving construction line of credit. The developed lot will be marketed to local builder/developers for construction of townhomes, villas or commercial use for sale to the general public. The property is subject to a non-interest-bearing mortgage held by the Company in the approximate amount of $5,625,000.

Centro de Promociones Guerrero, S. A. de C. V., a company formed under the laws of Mexico on March 13, 1989, owns land located in Acapulco, Mexico, known as Campo de Tiro. The eight-acre, partially developed property is being held for future development, and is subject to a mortgage in the approximately amount of $507,000 as of December 31, 1998.

Caye Bokel, Limited ("Caye Bokel"), a wholly-owned subsidiary of the Company, formed under the laws of Belize, on January 27, 1995, owns an 87-acre property on the Island of Caye Bokel, country of Belize, which is being held for future development and is not subject to a mortgage.

Nueva Tierra, a wholly-owned indirect subsidiary of the Company, formed under the laws of Mexico on October 6, 1995, is the General Partner of the following Participating Associations, a form of limited partnership/joint venture in Mexico.

Hacienda del Franco, a Participating Association formed under the laws of Mexico on January 10, 1996, owns a residential development project located near Silao in the State of Guanajuato, in which Nueva Tierra has an 81.13 percent interest. The property consists of approximately 236 acres of land and includes a traditional colonial style hacienda. The property is being held for future development centered around the hacienda. The property is not subject to a mortgage,

Villas del Carbon, a Participating Association formed under the laws of Mexico on January 19, 1996, owns a residential development located in Villa del Carbon, State of Mexico in which Nueva Tierra has a 79.08 percent interest. The 24-acre property, which is presently being held by the Company for future development, is partially developed and presently has a clubhouse, roads and utility lines to the property boundary. Preliminary development plans call for development of 180 home sites for sale to builders or individuals who wish to construct weekend country houses. This property is not subject to a mortgage.

Bahia de Cortes, a Participating Association formed under the laws of Mexico on February 7, 1996, owns a resort development project located in Baja California near La Paz, in which Nueva Tierra has a 77.89 percent interest. The property, which is being held for future development, consists of approximately 3,451 acres of land including over five kilometers of beachfront property. The property is not subject to a mortgage.

Two (2) developed vacant lots totaling 1 acre located in Clear Lake Pines, La Grange, Texas, a second-home recreational development. The property has no mortgage or encumbrances.

REAL ESTATE INVESTMENT POLICY
The Company has in the past and may in the future hold property for investment purposes and/or future development. The Company's real estate investment policy is to acquire both existing income producing real estate properties to provide current income and cash flow and undeveloped properties to provide capital appreciation. The real estate policy is not subject to stockholder approval and does not restrict the Company to a particular type, size or geographic location for any such acquisitions or the number or amount of mortgages that may be placed on any one piece of property. The Company seeks to acquire properties that: (i) are significantly under-valued in relation to its market or type; (ii) where the properties debt can be restructured to provide enhanced cash flow;
(iii) where a property is partially developed and can be acquired for a discount and the development completed and operated at above-average returns. At this time, management believes there are a number of such opportunities in the United States, Mexico, the Caribbean and other South American countries. The Company may acquire its ownership through the direct purchase of the property or through the acquisition of the Common Stock or other equity securities of an entity whose primary activity is the operation or development of the real estate property. Subject to the Board of Director's fiduciary obligations to stockholders, the Company may acquire properties for either investment or development that are owned directly or indirectly by affiliates of the Company. The Company may acquire its real estate acquisitions through the issuance of its Common Stock or the assumption of existing debt.

ITEM 3:  LEGAL PROCEEDINGS
The Company is neither a defendant nor a plaintiff in any legal proceedings. Certain of its operating subsidiaries are plaintiffs in collection matters, which the Company does not consider material, and is in the normal course of business.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company distributed an information statement to its shareholders during the fourth quarter of 1998 in connection with the approval by shareholder written consent of an amendment to the Company's Certificate of Incorporation to increase the authorized shares of Common Stock from 10,000,000 to 450,000,000. Shareholders representing 5,413,000 shares of Common Stock (54% of the outstanding Common Stock) approved the foregoing amendment by written consent on or about December 17, 1998. For additional information regarding this action, see "Item 12--Certain Relationships and Related Transactions."

PART II
ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "IRGR". For the past several years, there has been an extremely limited market for the Common Stock. For the two-year period ended December 31, 1998, there was one sale, for 125 shares at $.001 per share, reported by the OTC Bulletin Board. Since January 1, 1997, the low and high bid of the Common Stock has been $.03125 and the low and high ask has been $1.00.

The Company has not declared any cash dividends during 1998. As of December 31, 1998, there were 894 holders of record of Common Stock, with 9,954,313 shares issued and outstanding. Such number of shares of Common Stock does not include 105,638,300 shares which were issued, upon conversion of the DSC and Hemisphere Notes, after the Company increased its authorized shares of Common Stock on January 7, 1999. See Item 12 "Certain Relationships and Related Transactions".

ITEM 6:   MANAGEMENT'S DISCUSSION & ANALYSIS
         The following discussion and analysis covers any material changes in financial condition since December 31, 1997 and any material changes in the results of operations for the 12 months ended December 31 1998, as compared to the same period in 1997. This discussion and analysis should be read in conjunction with the audited financial statements, contained elsewhere herein.

RESULTS OF OPERATIONS:
Real Estate Consulting Services: Revenue derived from consulting services in 1998 increased slightly to $794,200 from $792,800 in 1997. Revenue from foreign operations decreased to $62,800 in 1998 from $86,300 in 1997. Revenues from domestic operations increased to $731,400 in 1998 from $706,500 in 1997. Domestic revenues, derived primarily from appraisal services, are benefiting from continued low interest rates for residential and commercial financing. AGII performed in 1998 over 2,600 single-family and review appraisals compared to 2,100 in 1997 for over 150 local and national clients. During the same period, AGII performed over 130 commercial assignments, compared to 106 in 1997. Operating expenses for consulting services in 1998 decreased from $750,300 in 1997 to $728,800 in 1998. Of such operating expenses, selling, general and overhead expenses for the year 1998 were $307,700 versus $214,900 for 1997. Direct expenses including the production of appraisal reports, appraisers' fees, travel, reproduction, photography and all related expense decreased from $535,400 in 1997 to $421,100 in 1998.

General and Administrative Corporate Expenses, including salaries, audit, legal and related expenses increased to $158,900 in 1998 from $115,400 in 1997. The increase in such expenses is attributed to professional fees and expenses related to the Transaction.

OTHER INCOME AND EXPENSES: The majority of interest expense ($256,300 of the $338,800 for the year 1998 and $243,900 of the $379,300 in 1997) is attributable to the Convertible Notes issued in conjunction with the Transaction at closing. The balance, $135,400 in 1997 and $82,500 in 1998, is attributable to mortgage and other short-term interest expense for the Company's properties in Mexico and domestic and foreign operations. Losses for exchange rate fluctuations of $64,900 in 1998, and $19,600 in 1997, are attributable to Mexican operations.

As a result of the above, the Company had a consolidated net loss of $604,800 in 1998 compared to a loss of $465,500 for the comparable 1997 period. The majority of such loss during the current and comparable period is attributable to accrued interest expense of $256,300. in 1998 and $243,900 in 1997. Domestic operations performed by AGII had an operating profit during 1998 of $92,000 compared to an operating profit of $82,000 for the comparable period in 1997. Foreign operations performed by AGI RT had a net operating loss of $39,500 during 1997 and $26,600 in 1998.

LIQUIDITY AND CAPITAL RESOURCES:

Cash Flow from Operations. The Company incurred for year-end December 31, 1998 a net loss of $604,800 with a positive cash flow from operating activities of $58,900 compared to a net loss of $463,900 with a deficit cash flow from operating activities of $121,100 in 1997. Cash flows from investing activities, including sale of securities, provided $157,100 in 1997 compared to cash (used in) investing activities of ($29,500) in 1998. Cash flow provided by financing activities, including capital contributions and receipt of shareholder receivables, provided $75,800 in 1997 compared to cash (used in) financing activities, including payments of long-term debt and shareholders loans, of ($72,300) in 1998. The net effect of exchange rate fluctuation was $34,400 in 1998 compared to ($12,200) in 1997.

Liabilities and Long-term Debt. At December 31, 1998, the Company's liabilities totaled $6,820,500. Of this amount, the convertible note and accrued interest totaled $5,287,200. Such amount was converted to common stock as of January 8, 1999. A mortgage on one of the Mexican properties in the amount of $587,200 was paid during the current period, through a capital contribution by a shareholder. Of mortgages and Notes Payable $506,800 is due to Mexican financial institutions, and $35,500 is attributable to domestic operations. The Company, at period end, has a balance of $1,463,000 in accounts receivable from shareholder. The Company is utilizing such receivables for operating expenses and future capital requirements. See "Land Development" and "Note 5" of the Financial Statements, contained herein.

Land Development. The Company acquired control of five properties located in Mexico in the Transaction with DSC and Hemisphere. See "Item 12--Certain Relationships and Related Transactions." The Company believes that each of the Mexican properties is suitable for future development as either a resort, residential or commercial property. These properties secured the Company's obligations under the Notes issued to DSC and Hemisphere in the Transaction. As a result of this lien on the property, only preliminary engineering and site planning and related development stage activities were taken with respect to these properties prior to the conversion and cancellation of the Notes on January 9, 1999. Such activities were primarily funded through DSC and the reduction of its note payable to the Company. See Note 5 to the Company's Consolidated Financial Statements contained elsewhere herein. The Company is currently formulating its plans with respect to these properties, and has preliminarily identified the properties in Ixtapa and La Paz as the first candidates for development. No comprehensive or definitive plan has been determined at this time. Any development of these or the other Mexican properties is contingent upon the Company obtaining necessary financing. Potential sources of financing include mortgage financing from financial institutions located in the United States, Europe or Mexico, or the issuance of debt or equity securities of the Company. The Company has no present understanding, agreement or commitment for financing any such properties and there can be no assurance that financing will be available to the Company on commercially reasonable terms or at all. If the Company is unable to obtain financing necessary to develop these properties, the Company may be required to sell one or more of these properties. Regardless of the availability of financing, the Company may sell one or more of these properties if the terms are favorable to the Company.

Expenses for land development activity during 1998, funded through the Company's accounts receivable from shareholders in Mexico, were $150,700 for salaries, engineering, and financial consulting services for the Company's five properties.

Currency Risk. The Company is subject to risk in changes of foreign exchange rates for its subsidiaries that use a foreign currency as their functional currency, or for assets or liabilities which are foreign currency denominated and are translated to U.S. dollars at each reporting period. The Company has made quarterly currency translation adjustments (totaling $264,739 over an eight-year period) for its foreign operations, recognized as a component of shareholder's deficiency. When a foreign entity operates in a highly inflationary economy, the Company uses the U.S. dollar as the functional currency, rather than the local currency. During 1998, the Company considered Mexico to operate in a highly inflationary economy. The Company has not engaged in the purchase of forward contracts, or other hedging techniques, to manage such foreign exchange risk to protect against earnings and cash flow volatility resulting from changes in foreign exchange rates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result", "are expected to", "will continue", "is anticipated", "estimated", "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among other, the following: (i) the Company's ability to obtain additional financing to implement its business strategy; (ii) real estate investment risks, including the potential for increases in real property taxes;
(iii) real estate development risks, including obtaining building permits or necessary zoning changes, construction delays strikes, adverse weather conditions and other conditions beyond the control of the Company; (iv) illiquidity of real estate investments; (v) the financial condition of the Company's clients; (vi) imposition of new regulatory requirements affecting the Company; (vii) a downturn in general or local economic conditions where the Company owns real property; (viii) the delay or failure to properly manage growth and successfully integrate acquired companies and operations; (ix) lack of geographic diversification; (x) effect of uninsured loss and (ix) other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission, including the Company's definitive Information Statement dated December 17, 1998.

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

ITEM 7:   FINANCIAL STATEMENTS
The Consolidated Financial Statements of the Company and Notes thereto are contained elsewhere herein.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. As previously reported by the Company in its Form 8-K filed with the Commission on March 22, 1999, the Company changed accountants from Hixson, Marin, Powell & DeSanctis, P.A. to Tubbs & Bartnick, P. A. effective March 15, 1999. Hixson, Marin, Powell & DeSanctis, P.A. declined to stand for re-election as the Company" accountants. The financial statements were not subject to an adverse, qualified or disclaimer of opinion during the past two fiscal years or any interim period through March 15, 1999. The decision to change accountants was approved by the Company" board of directors. There were no disagreements related to accounting principles or practices, financial statement disclosure, or audit scope or procedure during the past two fiscal years or any interim period through March 15, 1999. On March 15, 1999, the Company engaged Tubbs & Bartnick, P.A. as their independent accountants. The Company did not consult with its new independent accountant regarding any matters prior to their engagement. On April 15, 1999, the Company received from the former accountant a letter addressed to the Commission stating their agreement with the foregoing.

PART III.
ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

                        Executive Officers of the Company

The executive officers of the Company are:

Name                             Age    Position Held with the Company                        Date of Service
----                             ---    ------------------------------                        ---------------
Bernardo Dominguez               38     Chairman of the Board of Directors                         1996
Richard Bradbury                 55     Director, President & Chief Financial Officer              1993
Pablo Macedo                     68     Secretary                                                  1996
Alton Hollis                     72     Director                                                   1986

There are no family relationships among any of the executive officers of the Company. There have been no events under bankruptcy or insolvency laws, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officer during the past five years.

PART III. CONTINUED
ITEM 9:   CONTINUED

The following information is provided for Messrs. Dominguez, Bradbury, Hollis and Macedo

         Bernardo Dominguez, Chairman of the Board of the Company, has been with the Company since August 1996, when the Company completed the Transaction with DSC, a company with interests in resort hotels, travel agencies real estate development, and construction-related activities in Mexico, the Caribbean and South America. Mr. Dominguez has been President and Chief Executive Officer of DSC since 1986 to present. See "Certain Relationships and Related Transactions".

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

         Pablo Macedo, Secretary of the Company, has been with the Company since August 1996, when the Company completed the Transaction with DSC. Mr. Macedo has been Corporate Vice Chairman of DSC from 1992 to present. From 1984 to 1992, he was Chief Executive Officer of Promociones Turisticas Banamex, S.A. de C.V.

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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, all executive officers, directors and persons who own more than 10% of the Company's Common Stock complied with the 16(a) filing requirements in 1998.

ITEM 10:  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table provides information concerning the compensation paid to persons who served as the Company's chief executive officer during the 1998 fiscal year and other executive officers of the Company who received salary and bonus in excess of $100,000 for the 1997 fiscal year.

PART III.  CONTINUED
ITEM 10:  CONTINUED

     NAME/POSITION         YEAR       SALARY        BONUS    OTHER     RESTRICTED   STOCK OPTIONS      LTIP       ALL
                                                             ANNUAL      STOCK                                   OTHER
                                                              COMP       AWARDS                       PAYOUTS     COMP
------------------------------------------------------------------------------------------------------------------------
Richard Bradbury           1998    100,000(1)         0         0             0       2,000,000         0          0
                         -----------------------------------------------------------------------------------------------
                           1997    100,000(2)         0         0             0               0         0          0
                         -----------------------------------------------------------------------------------------------
                           1996    100,000(3)         0         0         2,500               0         0          0
------------------------------------------------------------------------------------------------------------------------

NOTES:
(1)      Includes accrued and deferred salary of $44,750.
(2)      Includes accrued and deferred salary of $75,500.
(3)      Includes accrued and deferred salary of $93,250.


                     Option/SAR Grants in Last Fiscal Year
                               Individual Grants

----------------------------------------------------------------------------------------------------------------------
Name                        Number of Securities        % of total Options/SARs      Exercise or Base    Expiration
                           Underlying Options/SARs      Granted to Employees in       Price ($/Sh)         Date
                                Granted (1)                 Fiscal Year
----------------------------------------------------------------------------------------------------------------------
Richard M. Bradbury               2,000,000                      100%                  $ .135             12/31/02
----------------------------------------------------------------------------------------------------------------------

DIRECTOR COMPENSATION: Members of the Board of Directors are entitled to receive 500 Shares of Common Stock for each meeting attended. During 1998, no shares of Common Stock were issued for such service.

EMPLOYMENT AGREEMENTS: In December 1998, the Company entered into a 3-year employment agreement with its president. The agreement calls for a base salary of $102,000 per year. In addition, the agreement grants this employee an option to purchase 2,000,000 shares of the Company's common stock at an exercise price of $.135 per share. The option may be exercised at any time during the term of the employment agreement.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the Common Stock (as of December 31, 1998 and March 31, 1999 by: (i) each of the Company's Officers and Directors, (ii) each person who is known by the Company to beneficially own more than 5% of the outstanding Common Stock, and (iii) all of the officers and directors as a group.

Name and Address of Beneficial Owner                             December 31, 1998                March 31, 1999
---------------------------------------------------------------------------------------------------------------------
                                                                             Percentage                    Percentage
                                                                             ----------                    ----------
                                                                Amount        Of Class         Amount        Of Class
                                                                ------        --------         ------        --------
Jack Birnholz  (2)                                             4,160,000         41.8%        4,160,000          3.6%
Richard M. Bradbury  (2)                                       1,253,000         12.6%        1,253,000          1.1%
Alton Hollis   (2)                                                11,500             *           11,500             *
DSC S.A. de C.V. (3)                                             485,930          4.8%       53,036,148         45.9%
Bernardo Dominguez Moreno (3)                                    485,930          4.8%       53,036,148         45.9%
Bernardo Dominguez Cereceres (3)                                 485,930          4.8%       53,036,148         45.9%
Jorge Lopez Nunez (3)                                            485,930          4.8%       53,036,148         45.9%
Pablo Macedo (3)                                                       0                              0
Hemisphere Developments Limited (4)                              514,070          5.2%       53,277,340         46.1%
Monique Roggero-Ciana (4)                                        514,070          5.2%       53,277,340         46.1%
All Officers and Directors as a Group (3 persons)              1,750,430         17.5%       54,300,648         47.0%

*   Represents less than one percent of class
(1) As of the date of this Form 10KSB, there are 115,592,613 shares of the Company's Common Stock issued and outstanding. On December 31, 1998, there were 9,954,318 shares of Common stock issued and outstanding.
(2) Such person's address is c/o
International Realty Group, Inc., 111 NW 183 Street, Suite 518, Miami, Florida 33169
(3) Such person's address is c/o DSC, Constituyentes No.647, Col.16 de Septiembre, Mexico D.F.11810
(4) Such person's address is c/o Hemisphere, Atlantic House, 4-8 Circular Road, Douglas, Isle of Man

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no related party transactions between any officer or director which involved the Company or any of its subsidiaries during 1998 and 1997, except the following:

The Company consummated a transaction ("Transaction") with DSC, S.A. de C.V. ("DSC") and Hemisphere Developments Limited ("Hemisphere") on August 19, 1996 (the "Closing Date"). Pursuant to the terms of the Amended and Restated Agreement between the parties as of August 19, 1996, the Company acquired $300,000 in working capital, and the following assets from DSC and Hemisphere as of the Closing Date: (i) DSC's 100 percent interest in Centro de Promociones Guerrero S.A. de C.V. ("Centro"); (ii) DSC's 75 percent interest in Clusters Inmobiliaria de Ixtapa, S.A. de C.V. ("Clusters Ixtapa"); (iii) a promissory note ("Clusters Note") in the principal amount of $5,628,426 of Clusters Ixtapa;
(iv) DSC's 30 percent interest in Nueva Tierra, S.A. de C.V. ("Nueva Tierra"); and (v) Hemisphere's 100 percent interest in Newland Corporation, which, in turn, holds a 70 percent interest in Nueva Tierra. Nueva Tierra owns a majority interest and is the general partner of the following real estate Asociacion en Participacion ("Participating Associations"), a form of limited partnership in
Mexico: (x) Villas Del Carbon; (y) Hacienda del Franco; and (z) Bahia de Cortes. The assets acquired by the Company are collectively referred to herein as the "Assets". For additional information regarding the Assets, see "Item 2--Description of Properties".

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

In exchange for the Assets, the Company issued to DSC on the Closing Date 485,930 shares of the Company's Common Stock, at $0.0445 per share or $21,600 and a 5% Convertible Promissory Note (the "DSC Note") in the principal amount of $2,352,900 convertible into 52,875,030 shares of the Common Stock. The Company issued to Hemisphere on the Closing Date 514,070 shares of Common Stock, at $0.0445 per share or $22,900, and a 5% Convertible Promissory Note in the principal amount of $2,348,000 convertible into 52,763,270 shares of Common Stock. As a result of the $.0445 established fair value of the Common Stock as of the Closing Date, the principal amounts of DSC Note and Hemisphere Note (collectively, the "Notes") were, by mutual agreement of the parties, reduced from previously stated principal amounts of $4,858,828 and $4,848,558 respectively.

On January 8, 1999, the Notes were converted into an aggregate of 105,638,300 shares of Common Stock in accordance with the terms of the Notes. Such shares of Common Stock are entitled to certain demand and piggyback registration rights

PART III. CONTINUED
ITEM 12:  CONTINUED.

In connection with the conversion of the Notes, the Company, on December 16, 1998, sent to all shareholders, an Information Statement, advising of the Board's approval and the vote of a majority of the shareholders to amend the Company's Certificate of Incorporation and increase the number of Common Stock from 10,000,000 to 450,000,000. After the required 20-day notification period to shareholders, the Company, on January 7, 1999, amended its Certificate of Incorporation with the State of Delaware, and, promptly thereafter, converted the Notes.

 A change in control of the Company occurred through the conversion of the DSC and Hemisphere Notes. DSC owns approximately 53,036,148 shares of Common Stock or 45.9 percent of the outstanding shares of Common Stock, and Hemisphere owns approximately 53,277,340 shares of Common Stock or 46.1 percent of the outstanding Common Stock. As a result, DSC and Hemisphere are in a position to determine the outcome for the election of directors and thereby control the Company.

In connection with the Transaction, the Company intends to increase the size of its board from three to five directors, by either a meeting of the shareholders, or written consent action. One of the five directors will be designated by Hemisphere, one will be designated by the Company and the remainder will be designated by DSC.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

(A) 1.   INDEX TO FINANCIAL STATEMENTS                                                                PAGE
         -----------------------------                                                                ----

         INTERNATIONAL REALTY GROUP - CONSOLIDATED FINANCIAL STATEMENTS
         Independent auditors' report                                                                  F-1
            Consolidated balance sheet                                                                 F-2
            Consolidated statements of operations                                                      F-3
            Consolidated statements of shareholders' equity                                            F-4
            Consolidated statements of cash flows                                                      F-5
            Notes to consolidated financial statements                                                 F-7

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

PART III. CONTINUED
ITEM 13:  CONTINUED.

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

         10.2 Employment Agreement, dated January 1, 1992 between Jack Birnholz and the Company. Incorporated herein by reference to Exhibit (b)7. to the May 5, 1992 Form 8.L

         10.3 Employment Agreement, dated January 1, 1992 between M. Goldstein and the Company. Incorporated herein by reference to Exhibit (b)8. to the May 5, 1992 Form 8.L

         10.4 Employment Agreement, dated March 1, 1993 and modified December 31, 1994 between Richard M. Bradbury and the Company, incorporated herein by reference to the exhibits in the 1994 Form 10-KSB, dated May 31, 1995.L

         10.5     Employment Agreement, dated December 18, 1998 between Richard
                  M. Bradbury and the Company, incorporated herein by reference to the exhibits in the 1998 Form 10-KSB, dated April 12, 1998.L

         10.6 Amended and Restated Agreement, dated as of August 19, 1996, between the Company, DSC S.A. de C.V. and Hemisphere Developments, Limited, incorporated herein by reference to the exhibit in the Company's Amendment No. 2 Current Report on Form 8-K, as filed with the Commission on November 26, 1997.

         10.7 Convertible Note, dated as of August 19, 1996, in favor of DSC, S.A. de C.V., incorporated herein by reference to the exhibit in the Company's Amendment No. 2 Current Report on Form 8-K, as filed with the Commission on November 26, 1997.

         10.8 Convertible Note, dated as of August 19, 1996, in favor of Hemisphere Developments, Limited, incorporated herein by reference to the exhibit in the Company's Amendment No. 2 Current Report on Form 8-K, as filed with the Commission on November 26, 1997.

         16.1 Letter, received by the Company on April 15, 1999, from Hixson, Marin, Powell & DeSanctis, P.A. regarding change of certifying accountant.

         21.1 The following table sets forth, as of December 31, 1995 the name of each subsidiary of the Company's percentage ownership and each jurisdiction of incorporation of the subsidiary:

PART III.  CONTINUED
ITEM 13:  CONTINUED.


                                                                                                         STATE OR COUNTRY
NAME OF SUBSIDIARY                                            OWNERSHIP      DATE OF INCORPORATION       OF INCORPORATION
------------------                                            ---------      ---------------------       ----------------
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


         27.1     Financial Data Schedule (for SEC purposes only).

L denotes a management contract or compensatory plan or arrangement.


(B)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the last quarter of 1998.

TUBBS & BARTNICK, P.A.
CERTIFIED PUBLIC ACCOUNTANTS






                          INDEPENDENT AUDITOR'S REPORT





To the Board of Directors and Shareholders:
   International Realty Group, Inc. and Subsidiaries


We have audited the consolidated balance sheet of International Realty Group, Inc. and Subsidiaries as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Realty Group, Inc. and Subsidiaries as of December 31, 1998 , and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                             /s/ Tubbs & Bartnick, P.A.


                                             TUBBS & BARTNICK, P.A.
                                             Certified Public Accountants


Boca Raton, Florida
April 12, 1999



   2300 GLADES ROAD, SUITE 415E, BOCA RATON, FL 33431, TEL (561) 361-0330, FAX
             (561) 368-7720 (MEMBER - AICPA DIVISION FOR CPA FIRMS)

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
International Realty Group, Inc. and Subsidiaries
North Miami Beach, Florida

We have audited the consolidated balance sheet of International Realty Group, Inc. and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, shareholders' deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Realty Group, Inc. and Subsidiaries, as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Hixson, Marin, Powell and DeSanctis, P.A.

April 24, 1998, except for Notes 2 and 8, as to
Which the date is September 15, 1998.
North Miami Beach, Florida

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 1998


                                     ASSETS

REAL ESTATE, AT COST
     Property held for development or sale                                                     $ 5,527,113
                                                                                               -----------

ACCOUNTS RECEIVABLE
     Due from shareholder                                                                        1,463,046
     Accounts receivable                                                                            87,700
                                                                                                ----------
         Total accounts receivable                                                               1,550,746
                                                                                                ----------
CASH AND CASH EQUIVALENTS                                                                           98,737
                                                                                                ----------
PROPERTY AND EQUIPMENT - NET                                                                       101,529
                                                                                               -----------

EXCESS OF COST OVER ESTIMATED FAIR VALUE
      OF NET ASSETS ACQUIRED - NET                                                                  87,993
                                                                                               -----------

OTHER ASSETS                                                                                        74,792
                                                                                               -----------
TOTAL ASSETS                                                                                   $ 7,440,910
                                                                                               ===========


                              LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
     Mortgage and note payable                                                                 $   542,317
     Accounts payable and accrued expenses                                                         396,160
     Due to shareholders                                                                           594,771
     Convertible notes with accrued interest                                                     5,287,230
                                                                                               -----------
         Total liabilities                                                                       6,820,478
                                                                                               -----------
MINORITY INTEREST                                                                                1,318,057
                                                                                               -----------
STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, $.001 par value,
      10,000,000 shares authorized, 9,954,313 shares
      issued and outstanding                                                                         9,954
     Additional paid in capital                                                                  1,639,468
     Accumulated deficit                                                                        (2,066,836)
     Accumulated other comprehensive income:
       Currency translation adjustment                                                            (264,739)
                                                                                               ------------
                                                                                                  (682,153)
     Treasury stock, at cost                                                                       (15,472)
                                                                                               ------------
         Total Stockholders' (Deficit)                                                            (697,625)
                                                                                               ------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                                  $ 7,440,910
                                                                                               ===========


            Read the accompanying notes to the financial statements

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                            1998                  1997
                                                        -----------           -----------
REVENUE
     Revenue from services provided                     $   794,240           $   792,800
                                                        -----------           -----------

OPERATING COSTS AND expenses
     Operating expenses - services                          728,777               750,300
     Operating expenses - development                       150,741                    --
     General and administrative expenses                    158,972               115,400
     Interest expense                                       338,833               379,300
     Depreciation and amortization                           54,734                57,000
                                                        -----------           -----------

       Total Operating Expenses                           1,432,057             1,302,000
                                                        -----------           -----------

(LOSS) FROM OPERATIONS                                     (637,817)             (509,200)
                                                        -----------           -----------

OTHER INCOME (EXPENSE)
   Exchange rate fluctuations                               (64,874)              (19,600)
   Other income                                                  --                18,800
                                                        -----------           -----------
       Total other (expense) - net                          (64,874)                 (800)
                                                        -----------           -----------

(LOSS) BEFORE MINORITY INTEREST AND
       PROVISION FOR INCOME TAXES                          (702,691)             (510,000)

MINORITY INTEREST                                            97,902                44,500
                                                        -----------           -----------

(LOSS) BEFORE PROVISION FOR INCOME TAXES                   (604,789)             (465,500)

PROVISION FOR INCOME TAXES (BENEFIT)                             --                (1,600)
                                                        -----------           -----------

NET (LOSS)                                                 (604,789)             (463,900)

OTHER COMPREHENSIVE INCOME:
       FOREIGN CURRENCY TRANSLATION ADJUSTMENT              (30,439)              (17,400)
                                                        -----------           -----------

COMPREHENSIVE (LOSS)                                    $  (635,228)          $  (481,300)
                                                        ===========           ===========

PER SHARE INFORMATION

Weighted average common shares outstanding                9,954,313             9,954,313
                                                        ===========           ===========

Basic loss per share                                    $      (.06)          $      (.05)
                                                        ===========           ===========


            Read the accompanying notes to the financial statements

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                    FOR THE TWO YEARS ENDED DECEMBER 31, 1998



                                                  Common Stock                    Currency                     Treasury Stock
                                                -----------------     Paid in     Translation   Accumulated   ----------------
                                                Shares     Amount     Capital     Adjustment      Deficit     Shares    Amount
                                                ------     ------     -------     -----------   -----------   ------    ------
Balance - December 31, 1996                    9,954,187    $9,954   $1,096,885   $(216,900)   $  (998,147)   17,500   $(15,472)

Common shares issued                                 126
Capital contributions in foreign subsidiary                              42,100
Effect of currency fluctuations on net
  Assets of foreign subsidiary                                                      (17,400)
Net (loss) for the year                                                                           (463,900)
                                               ----------    ------   ----------   ---------   -----------    ------   --------
Balance - December 31, 1997                    9,954,313     9,954    1,138,985    (234,300)    (1,462,047)   17,500    (15,472)

Effect of currency fluctuations on net
  Assets of foreign subsidiary                                                      (30,439)
Contribution to capital                                                 500,483
Net (loss) for the year                                                                           (604,789)
                                              ----------    ------   ----------   ---------    -----------    ------   --------
BALANCE - DECEMBER 31, 1998                    9,954,313    $9,954   $1,639,468   $(264,739)   $(2,066,836)   17,500   $(15,472)
                                              ==========    ======   ==========   =========    ===========    ======   ========





            Read the accompanying notes to the financial statements.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                             1998            1997
                                                             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss)                                             $(604,789)   $(463,900)
        Adjustments to reconcile net (loss)
        to net cash provided by (used in)
        operating activities:
          Depreciation and amortization                        54,734       57,000
          Exchange rate fluctuations                          (64,874)     (19,600)
          Loss on disposal of equipment                            --        1,100
          Amortization of note discount                         7,900       31,000
          Minority interest in subsidiaries                    11,757      (44,500)
          Bad debt                                                 --       25,400
          Changes in assets and liabilities:
              (Increase) decrease in:
                Accounts receivable - shareholder             560,654           --
                Accounts receivable                            27,100       76,100
                Other assets                                   31,108      (35,300)
              Increase (decrease) in:
                Accounts payable - shareholders                45,000           --
                Accounts payable and accrued expenses          (9,728)     251,600
                                                            ---------    ---------

     Net Cash Provided By (Used In) Operating Activities       58,862     (121,100)
                                                            ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from securities sale                                 --      163,400
     Improvements to real estate                              (24,913)          --
     Purchases of property and equipment                       (4,556)      (6,300)
                                                            ---------    ---------

     Net Cash Provided  By (Used In) Investing Activities     (29,469)     157,100
                                                            ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in shareholder loans                             16,309      100,000
     Capital contribution                                          --       42,100
     Repayment of shareholder loans                                --       (9,700)
     Principal payments on mortgage and note payable          (88,600)     (56,600)
                                                            ---------    ---------

     Net Cash Provided by (Used In) Financing Activities      (72,291)      75,800
                                                            ---------    ---------

EFFECT OF EXCHANGE RATES ON CASH                               34,435      (12,200)
                                                            ---------    ---------

NET (DECREASE) INCREASE IN CASH                                (8,463)      99,600

CASH - BEGINNING OF YEAR                                      107,200        7,600
                                                            ---------    ---------

CASH - END OF YEAR                                          $  98,737    $ 107,200
                                                            =========    =========

            Read the accompanying notes to the financial statements.
                                                                             F-5

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                                   (CONTINUED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid for:
     Interest                                                                 $   18,400             $ 128,300
     Income taxes                                                             $       --             $      --

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Contribution to capital resulting from the retirement of
  Debt by shareholders                                                        $  500,483             $      --

            Read the accompanying notes to the financial statements

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1998


NOTE 1 - ACCOUNTING POLICIES

A. Organization

International Realty Group, Inc. was incorporated under the laws of the State of Delaware on April 13, 1970. The Company's operations consist of providing commercial and residential real estate consulting services. This segment of the Company's business operations currently accounts for substantially all of the Company's revenue.

In addition, the Company holds land for development, primarily in Mexico. The Company intends to develop the Mexican properties into various resort and commercial developments and to market the developed properties. No development of the Mexican properties will occur until after the conversion of the convertible notes described in Note 7 occurs.

B. Consolidation policy

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

C. Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight line method over the expected useful lives of the assets as follows:

                      Furniture and equipment       10 years
                      Library                       3 years
                      Leasehold improvements        Lesser of the useful life
                      of the asset or lease term
                      including renewal options

D. Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of 3 months or less to be cash equivalents.

E. Revenue recognition

Substantially all operating revenues are generated from real estate consulting services. Service revenues are recognized when the services are performed.

F. Use of Estimates

The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

G. Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1998


information available to management as of December 31, 1998. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same remaining maturities.

H. Excess of cost over estimated fair value of net assets acquired

The excess of cost over estimated fair value of net assets acquired is being amortized using the straight line method over the estimated useful life of 10 years. The balance is stated net of accumulated amortization of $87,993. Amortization charged to operations was $17,607 in 1998 and 1997.

I. Impairment of long lived assets

Long lived assets and certain identifiable intangibles held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.

J. Real estate held for development or sale

Real estate held for future development consists of undeveloped and partially developed land and is carried at the lower of cost or net realizable value. Construction costs, including interest are capitalized while the project is under development. Improvements to the properties aggregated $24,913 in 1998.

K. Foreign currency translation

Local currency is the functional currency for the Company's foreign subsidiaries. Assets and liabilities are translated using the exchange rates in effect on the balance sheet date. Income and expenses are translated at the average exchange rates for the year. Translation adjustments are reported as a separate component of stockholders' deficit.

When a foreign entity operates in a highly inflationary economy, the Company uses the US dollar as the functional currency rather than the local currency. The Company translates non monetary assets and liabilities and related expenses into US dollars at historical exchange rates. The Company translates all other income statement amounts using average exchange rates for the year. Monetary assets and liabilities are translated at end of period exchange rates and any gains or losses are reported in the results of operations. Mexico is considered a highly inflationary economy for the periods presented.

L. Loss per share

Basic loss per common share was computed using the weighted average number of common shares outstanding for the periods presented. Diluted information is not presented as the effect of common stock equivalents would be anti-dilutive. The conversion of the notes described in Note 7

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1998


into 105,638,300 shares of common stock in January, 1999 will have a substantial impact on earnings per share calculations in future periods.

M. Recent pronouncement

In June, 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS 130 is effective for periods beginning after December 15, 1997. The Company adopted SFAS 130 in 1998.

In June, 1998 the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivatives and Hedging Activities", which establishes accounting and reporting standards for derivitive instruments and hedging activities. SFAS is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not expect that SFAS 133 will have a material impact on its financial statements or disclosures.

N. Reclassifications

Certain prior year amounts have been reclassified to conform to the current year's presentation.

NOTE 2 - TRANSACTION WITH DSC AND HEMISPHERE

Pursuant to an Amended and Restated Agreement dated August 19, 1996, the Company consummated a transaction (Transaction) with DSC, S.A. de C.V. (DSC) and Hemisphere Development Limited (Hemisphere). In the transaction, the Company principally acquired 5 parcels of land amounting to approximately 3,745 acres, other assets and assumed liabilities of DSC and Hemisphere in exchange for 1,000,000 shares of common stock with a fair value of $.0445 per share and convertible notes (Notes) with a face value of $4,700,900. The estimated fair value of the assets acquired and liabilities assumed is as follows:

                  Assets acquired:
                    Land                                    $ 5,014,200
                    Receivable due from DSC                   2,110,500
                    Cash                                        317,800
                    Other assets                                 33,000
                                                            -----------
                                                              7,475,500
                                                            -----------
                  Liabilities assumed:
                    Mortgages                                 1,094,100
                    Accounts payable and accrued expenses       323,300
                    Minority interest in net assets           1,312,700
                                                            -----------
                                                              2,730,100
                                                            -----------
                                                            $ 4,745,400
                                                            ===========

The assets and liabilities have been recorded at a net asset value of $4,745,400, which is the estimated fair value of the Notes and common stock issued at the date of the Transaction. Receivable due from DSC, cash and other assets were recorded at their stated amounts. Liabilities were recorded at their present value. Minority interest represents the portion of the undivided net assets not acquired.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1998


The acquisition price of the land and other assets less the liabilities assumed in the Transaction was determined based upon the estimated fair value of the common stock (using the restricted value of $.0445 per share) at the date of the Transaction. Since the common stock of the Company is not actively traded, the Company had a valuation performed by an independent firm specializing in business and financial valuations. The firm determined a fair market value on a minority interest basis. The valuation concluded that the fair market values per share of the Company's common stock immediately before the Transaction were as follows:


                           Unrestricted shares                  $.0607
                           Restricted shares                    $.0445

After the Transaction, the fair market values were:

                           Unrestricted shares                  $.0617
                           Restricted shares                    $.0480

The Post-Transaction fair market values include the assets and liabilities assumed, which for valuation purposes are based on the amounts recorded in the accompanying financial statements. The valuation report does not take into consideration any effect on value resulting from future development or future operating contributions of the assets acquired in the Transaction.

NOTE 3 - PROPERTY AND EQUIPMENT - NET

Property and equipment consists of the following at December 31, 1998:

      Furniture and fixtures                                                $     32,618
      Library                                                                    207,629
      Equipment                                                                   29,861
      Leasehold improvements                                                       1,917
      Automotive equipment                                                        11,608
                                                                            ------------
                                                                                 283,633
      Less: accumulated depreciation                                             182,104
                                                                            ------------
      PROPERTY AND EQUIPMENT - NET                                          $    101,529
                                                                            ============

Depreciation expense was $37,127 and $39,393 for the years ended December 31, 1998 and 1997.

NOTE 4 - LAND HELD FOR FUTURE DEVELOPMENT

                     Location                    Acreage                     Amount
                     --------                    -------                     ------
                  Ixtapa, Mexico                   26                     $ 4,534,513
                  Acapulco, Mexico                  8                         201,000
                  Caye  Bokel, Belize              87                         456,400
                  Guanajuato, Mexico              236                         272,500
                  Jilotepec, Mexico                24                          21,500
                  La Paz, Mexico                3,451                           9,600
                  La Grange, Texas                  1                          31,600
                                                                          -----------
                                                                          $ 5,527,113
                                                                          ===========

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1998


Improvements amounting to $673,913 are included in the cost of land. All land in Mexico collateralized the convertible notes aggregating $5,287,230 and $506,842 of the mortgage and note payable.

NOTE 5 - DUE FROM SHAREHOLDER

Amounts due from shareholder (DSC) were acquired through the Transaction described in Note 2. Amounts due from DSC are pledged as collateral on the convertible notes and collection is expected to occur subsequent to the conversion of the convertible notes. The balance at December 31, 1998 is $1,463,046.

NOTE 6 - MORTGAGE AND NOTE PAYABLE

Mortgages and notes payable consists of the following at December 31, 1998:

Note payable, due in monthly installments including
interest at 7%per annum, due February, 2001, unsecured                                          $   35,475

Note payable - bank, non-interest bearing, due March 31, 1998, secured by land
(The bank has extended the due date while the loan is being renegotiated. The note is due on demand with
interest accrued at 5%)                                                                            506,842
                                                                                                ----------

TOTAL MORTGAGE AND NOTE PAYABLE                                                                 $  542,317
                                                                                                ==========

Maturity of long-term debt is as follows:

                      1999:         $ 523,814        2000:         18,503

NOTE 7 - CONVERTIBLE NOTES

Convertible notes (Notes) with a face value of $4,700,900 accrue interest at 5% per annum, mature on February 1, 1999 and are collateralized by the assets acquired less liabilities assumed in the Transaction described in Note 2. Accrued interest of $586,330 has been combined with the principal balance at December 31, 1998. The Notes are convertible into 105,638,300 shares of the Company's common stock at such time as the Company has a sufficient number of authorized shares to issue to the Note holders.

During January, 1999 these notes were converted into common stock (see Note 13).


The following pro forma information is provided to reflect the effect of the conversion on stockholders' equity and basic loss per share as if the conversion had occurred on December 31, 1998.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1998




                                    As originally    Pro-Forma
                                      Reported       adjustment         Pro-Forma
                                    -------------   ------------     -------------
Stockholders' equity (deficit):
   Common stock                      $     9,954    $     105,638    $     115,592
   Paid in capital                     1,639,468        5,181,592        6,821,060
   Currency translation adjustment      (264,739)              --         (264,739)
   Accumulated deficit                (2,066,836)              --       (2,066,836)
                                     -----------    -------------    -------------
                                        (682,153)       5,287,230        4,605,077
Treasury stock                           (15,472)              --          (15,472)
                                     -----------    -------------    -------------
                                     $  (697,625)   $   5,287,230    $   4,589,605
                                     ===========    =============    =============
Per share information:

Weighted average common
 Shares outstanding                    9,954,313      105,638,300      115,592,613
                                     ===========    =============    =============
Basic loss per share                 $      (.06)                    $        (.01)
                                     ===========                     =============

NOTE 8 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes", which requires use of the liability method. FAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

Components of the net deferred tax liability as reflected on the Company's consolidated balance sheet are as follows:

                                               1998                1997
                                               ----                ----

     Deferred tax Assets                       384,000              342,700
     Deferred tax liabilities                  (81,000)             (46,800)
     Less: valuation allowance                (303,000)            (295,900)
                                           -----------          -----------
     Deferred taxes - net                  $        --          $        --
                                           ===========          ===========


The components of the provision for income taxes (benefit) for the years ended December 31, 1998 and 1997 consist of Federal taxes payable (receivable) of $0 and ($1,600) respectively.

The Company's deferred tax asset of approximately $240,000 resulting from net operating loss carryforwards is fully offset by a valuation allowance at December 31, 1998. The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

The income tax provision (benefit) for the years ended December 31, 1998 and 1997, differs from that which would result from applying the statutory tax rates primarily due to certain operating expenses which are not deductible for income tax purposes. The provision (benefit) for income taxes differs from the amount obtained by applying the statutory rate as follows:

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1998

                                                                  1998                  1997
                                                                  ----                  ----
         Provision (benefit) at statutory rate                $(212,000)            $(162,400)
         State income tax (benefit)                             (30,000)              (16,600)
         Non-deductible items:
            Interest on convertible note                             --                76,900
            Other                                                90,000               101,800
         Utilization of operating losses                             --                 1,600
         Valuation allowance (benefit)                          152,000                (2,900)
                                                              ---------             ---------
                                                              $      --             $  (1,600)
                                                              =========             =========

The Company has net operating loss carry forwards aggregating approximately $687,000 which expire between 2001 and 2013.

The Company has not provided for federal income taxes on undistributed earnings of its foreign subsidiaries which have been reinvested in their operations. If these earnings were distributed, net operating loss carryforwards and foreign tax credits available under current law would eliminate the resulting federal income tax liability.

NOTE 9 - RELATED PARTY TRANSACTIONS

During December, 1998 the Company entered into a 3 year employment agreement with its president. The agreement calls for a base salary of $102,000 per year. In addition, the agreement grants this employee an option to purchase 2,000,000 shares of the Company's common stock at an exercise price of $.135 per share. The option may be exercised at any time during the term of the employment agreement.

During 1998 the Company's president made working capital advances to the Company aggregating $16,309. In addition, this officer is owed $385,217 and a former officer and shareholder is owed $193,245 for unpaid salary.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office facilities pursuant to a lease expiring on November 1, 1999. Total monthly lease payments aggregate approximately $2,363.

Total rent expense was $25,696 in 1998 and $25,164 in 1997.

Future minimum rentals are as follows:

         1999:    $23,630

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1998


NOTE 11 - STOCKHOLDERS' EQUITY

Options and warrants

Pursuant to an employment agreement entered into in 1993 a total of 200,000 options became exercisable in 1996 at 50% of the average trading prices for the month of February, 1996 ($.015 per share). Due to the lack of authorized shares, the options have not been exercised. It is anticipated that when the authorized shares are increased the options will be exercised.

During December, 1998 the Company granted 2,000,000 options to its president exercisable at $.135 per share for a period of 3 years (see Note 9).The price of the options was less than the fair market value of the Company's common stock on the date of the grant.

Stock option activity is as follows:

                                                    1998             1997
                                                    ----             ----
     Number of option shares:
         Outstanding January 1                       200,000        200,000
         Options granted                           2,000,000             --
         Options exercised                                --             --
                                                 -----------       --------
         Outstanding December 31                   2,200,000        200,000
                                                 ===========       ========
      Option price range:
         Outstanding January 1                   $      .015       $   .015
         Granted                                 $      .135       $     --
         Exercised                               $        --       $     --
         Outstanding December 31                 $.015-$.135       $   .015

The Company applies APB Opinion 25 in accounting for its stock options. Accordingly, no compensation cost has been recognized related to the grants of options. Had the Company recognized compensation based on the fair value of the options in accordance with FASB 123 there would be no material impact on its results of operations.

Contribution to capital

During 1998 the shareholders of one of the Company's subsidiaries located in Mexico contributed $500,483 to the Company's capital by retiring a mortgage obligation of that subsidiary.

NOTE 12 - BUSINESS SEGMENTS

The Company has adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" that requires disclosure of financial and descriptive information about the Company's reportable operating segments. The operating segments presented are the segments for which management evaluates operating performance and determines the allocation of the Company's resources.

The operations of the segments located in the United States and Hungary consist of providing commercial and residential real estate consulting services. This segment of the Company's business operations currently accounts for substantially all of the Company's revenue. In addition, the segment located in the United States holds some land for future development.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1998


The segment located in Mexico holds land for development. The Company intends to develop the Mexican properties into various resort and commercial developments and to market the developed properties. No significant development of the Mexican properties will occur until after the conversion of the convertible notes described in Note 7 occurs.

Information about the Company's operations by geographic area for the years ended December 31, 1998 and 1997 is as follows:


                              Consolidated         United States       Mexico             Hungary
                              ------------         -------------       ------             -------
Net revenues from
     unaffiliated customers:
   1998                      $     794,240         $   731,458       $         --      $   62,782
   1997                      $     792,800         $   706,500       $         --      $   86,300

Net operating income (loss):
   1998                      $     (85,278)        $    92,050       $   (150,741)     $  (26,587)
   1997                      $      42,500         $    82,000       $         --      $  (39,500)

Identifiable assets:
   1998                      $   7,440,910         $   752,252       $  6,552,043      $  136,615
   1997                      $   8,093,500         $   734,200       $  7,077,100      $  282,200

Capital expenditures:
   1998                      $       4,556         $     4,556       $        --       $       --
   1997                      $       6,300         $     3,900       $        --       $    2,400

Depreciation and
     amortization:
   1998                      $      54,734         $    50,349       $        --       $    4,385
   1997                      $      57,000         $    52,100       $        --       $    4,900

Net operating income (loss) reconciles to (loss) before income taxes as shown in the consolidated statements of operations as follows:


                                                        1998              1997
                                                        ----              ----
   Net operating income (loss)                     $  (85,278)         $   42,500
   General and administrative expenses               (158,972)           (115,400)
   Depreciation and amortization                      (54,734)            (57,000)
   Interest expense                                  (338,833)           (379,300)
                                                   ----------          ----------
   (Loss) from operations                            (637,817)           (509,200)
   Other income (expense)                             (64,874)               (800)
   Minority interest                                   97,902              44,500
                                                   ----------          ----------
   Net (loss)                                      $ (604,789)         $ (465,500)
                                                   ==========          ==========

Concentrations

A portion of the Company's revenues consists of fees to major customers on credit. Net revenues to major customers in 1998 and 1997 are as follows:

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1998

                                                  1998                         1997
                                                  ----                         ----
        Domestic: Customer A                   $ 98,375     13%          $ 196,000     28%
        Foreign: Customer B                    $ 50,225     80%          $  73,400     85%

NOTE 13 - SUBSEQUENT EVENT

On January 8, 1999 the Company increased the number of authorized $.001 par value common shares from 10,000,000 to 450,000,000. At this time the Company issued 105,638,300 shares of common stock upon conversion of the Notes described in Note 7.

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

Date:  April 12, 1999


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


                  SIGNATURE                                    TITLE                               DATE
                  ---------                                    -----                               ----


/s/ Bernardo Dominguez C.                      Chairman of the Board of Directors     April 12, 1999
---------------------------------------
Bernardo Dominguez C.


/s/ Richard M. Bradbury                        Director and President                 April 12, 1999
---------------------------------------        (Principal Executive and Financial
Richard M. Bradbury                            Officer)

/s/ Alton B. Hollis                            Director                               April 12, 1999
--------------------------------------
Alton B. Hollis