Form 10QSB
period 1999-03-31
INTERNATIONAL REALTY GROUP INC
filed 1999-05-14
CIK 887310

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)
[X]     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________

                         Commission File Number 0-20180

                        INTERNATIONAL REALTY GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    DELAWARE                                                   62-1277260
                    --------                                                   ----------
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)

111 NORTHWEST 183RD STREET, SUITE 518, MIAMI, FLORIDA             33169
-----------------------------------------------------            ---------
         (Address of principal executive office)                 (Zip Code)

                                  305-944-8811
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ----    -----

The number of shares outstanding of each of Issuer's classes of common equity as of May 3, 1999.

         COMMON STOCK, PAR VALUE $.001                      115,792,613
         -----------------------------                    ----------------
                  Title of Class                          Number of Shares

Transitional Small Business Disclosure Format   YES     NO  X
                                                   ----   ----

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


PART I                                                                               PAGE
------                                                                               ----
ITEM 1.         Financial Statements

                  Consolidated Balance Sheet as of March 31, 1999                       2

                  Consolidated Statements of Operations for the Three                   3
                           Months Ended March 31, 1998 and 1999

                  Consolidated Statements of Cash Flows for the Three                   4
                           Months Ended March 31, 1998 and 1999

                  Notes to Consolidated Financial Statements                            5

ITEM 2.         Management's Discussion and Analysis or Plan of Operation               6



PART II

ITEM 2.  Changes in Securities                                                          9

ITEM 6.  Exhibits and Reports on Form 8-K                                               9


Signatures                                                                             10



PART I: FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1999
                                   (UNAUDITED)


                                     ASSETS

  REAL ESTATE AT COST:
       Property held for development or sale                                    $ 5,527,113
                                                                                -----------

  ACCOUNTS RECEIVABLE:
       Due from shareholder                                                       1,438,957
       Accounts receivable                                                           75,253
                                                                                -----------
              Total accounts receivable                                           1,514,210
                                                                                -----------

       CASH AND CASH EQUIVALENTS                                                     13,408
       PROPERTY AND EQUIPMENT - NET                                                  99,299
       EXCESS OF COST OVER ESTIMATED FAIR VALUE OF                                   83,593
          NET ASSETS ACQUIRED - NET
       OTHER ASSETS                                                                 107,814
                                                                                ===========

              TOTAL ASSETS                                                      $ 7,345,437
                                                                                ===========



                                  LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
        Mortgage and note payable                                               $   558,323
        Accounts payable and accrued liabilities                                    311,519
        Due to shareholders                                                         610,966
                                                                                -----------
               Total Liabilities                                                  1,480,808
                                                                                -----------

   MINORITY INTEREST                                                              1,295,805
                                                                                -----------

   STOCKHOLDERS' EQUITY:
        Common stock, $.001 par; 450,000,000 shares
          authorized;  115,792,613 shares issued and outstanding                    115,792
        Additional paid in capital                                                6,828,367
        Accumulated deficit                                                      (2,121,431)
        Accumulated other comprehensive income:                                    (238,432)
                                                                                -----------
          Currency translation adjustment                                         4,584,296

       Treasury stock, at cost                                                       15,472
                                                                                -----------
             Total Stockholders' Equity                                           4,568,824
                                                                                -----------
                TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                       $ 7,345,437
                                                                                ===========




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                                   (UNAUDITED)


                                                                       THREE MONTHS
                                                                      ENDED MARCH 31,
                                                             ------------------------------
                                                                 1998             1999
                                                             -------------    -------------
REVENUE
    Revenues from services provided                          $     191,600    $     151,418
                                                             -------------    -------------
OPERATING  COSTS AND EXPENSES:
     Operating expenses - services                                 173,418          148,393
     Operating expenses - development                               49,182           33,220
     General and administrative expenses                            26,118            9,909
     Interest expense                                              105,400            6,625
     Depreciation and amortization                                  14,674           13,374
                                                             -------------    -------------
         Total Operating Expenses                                  368,792          211,521
                                                             -------------    -------------
(LOSS) FROM OPERATIONS                                            (177,192)         (60,103)
                                                             -------------    -------------

OTHER INCOME (EXPENSE):
     Exchange rate fluctuations                                    (29,800)              --
     Other income (expense)                                             --               --
                                                             -------------    -------------
          Total other (expense) - net                              (29,800)
                                                             -------------    -------------
(LOSS) BEFORE MINORITY INTEREST AND                               (206,992)         (60,103)
     PROVISION FOR INCOME TAXES

MINORITY INTEREST                                                   29,692            5,508
                                                             -------------    -------------
(LOSS) BEFORE PROVISION FOR INCOME TAXES                          (177,300)         (54,595)

PROVISION FOR INCOME TAXES (BENEFIT)                                    --               --
                                                             -------------    -------------
NET (LOSS)                                                        (177,300)         (54,595)

Other comprehensive income:
   Foreign currency translation adjustment                          (3,500)          26,307
                                                             -------------    -------------

COMPREHENSIVE (LOSS)                                         $    (180,800)   $     (28,288)
                                                             =============    =============
PER SHARE INFORMATION
Weighted average number of shares                                9,954,313      115,792,613
                                                             =============    =============
Basic loss per share                                         $        (.02)   $        (.00)
                                                             =============    =============




         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1999

                                   (UNAUDITED)




                                                                Three Months Ended
                                                              ----------------------
                                                                 1998         1999
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:                         $  16,800    $   1,090
                                                              ---------    ---------
     Net Cash Provided By Operating Activities                   16,800        1,090

CASH FLOWS FROM INVESTING ACTIVITIES
           Reduction of an investment in subsidiary company          --      (85,453)
           Purchases of fixed assets                             (4,400)      (6,561)
                                                              ---------    ---------
           Net Cash (Used In) Investing Activities               (4,400)     (92,014)

CASH FLOWS FROM FINANCING ACTIVITIES
          Increase in related party debt                          3,700        5,595
                                                              ---------    ---------
           Net Cash Provided By Financing Activities              3,700        5,595

EFFECT OF FOREIGN EXCHANGE ON CASH                               (5,100)          --
                                                              ---------    ---------
NET INCREASE (DECREASE) IN CASH                                  11,000      (85,329)
 BEGINNING - CASH BALANCE                                       107,200       98,737
                                                              ---------    ---------
 ENDING - CASH BALANCE                                        $ 118,200    $  13,408
                                                              =========    =========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 1998 and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

(2) STOCKHOLDERS' EQUITY

Increase in Authorized Capital:

On January 7, 1999 the Company amended Article IV of its Articles of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 shares to 450,000,000 shares. Such amendment followed an Information Statement, dated December 17, 1999, which was sent to all shareholders on December 16, 1998 advising them of such action.

Among other reasons, the amendment allowed sufficient capital stock to retire certain convertible notes (the "Notes") issued, pursuant to an Amended and Restated Agreement dated August 19, 1996, when the Company consummated a transaction ("Transaction") on such date with DSC, S.A. de C.V. ("DSC") and Hemisphere Development Limited ("Hemisphere"). In the Transaction, the Company acquired the majority interest in five (5) parcels of land amounting to approximately 3,745 acres in Mexico, other assets and assumed liabilities of DSC and Hemisphere in exchange for 1,000,000 shares of common stock with a fair value of $.0445 per share and Notes with a face value of $4,700,900, convertible into 105,638,300 shares of Common Stock. On January 8, 1999 the Company cancelled the Notes, and issued Common Stock to DSC and Hemisphere, as provided for in such Notes.

Stock Options:

During the current period, the Company's president exercized an option to acquire 200,000 shares of common stock pursuant to an employment agreement.

(3) SUBSIDIARY COMPANIES

During the current period, minority shareholders of Appraisal Group International, Rt. ("AGI Rt."), Budapest, Hungary, made, with the concurrence of the parent company, a capital contribution of $105,152 reducing the Company's ownership of such subsidiary from 75% to 37.5%.

The financial position and results of operations of AGI Rt. were not material to those of the Company for the 1998 fiscal year or the period ended March 31, 1999. Based on the change in management and ownership position, the Company is accounting for its investment in AGI Rt. utilizing the cost method. The financial position and results of operations of AGI Rt. were consolidated with those of the Company at December 31, 1998.

Item 2. Management's Discussion and Analysis or Plan of Operations.

The following discussion and analysis covers any material changes in financial condition since December 31, 1998 and any material changes in the results of operations for the three months ended March 31, 1999, as compared to the same period in 1998. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis and Results of Operations" included in the Company's Form 10-KSB for the year ended December 31, 1998.

GENERAL

ORGANIZATION AND BUSINESS

INTERNATIONAL REALTY GROUP, INC., (the "Company") was incorporated in Delaware on April 13, 1970. Its principle offices are located at 111 NW 183 Street, Suite 518, Miami, Florida 33169. Its telephone number is (305) 944-8811, Fax (305) 651-3394.

The Company, together with its consolidated subsidiaries, currently operates in two business segments: (i) real estate consulting services, and (ii) land development.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

REAL ESTATE CONSULTING SERVICES

Revenues decreased for the three months ended March 31, 1999 totaling approximately $151,400 as compared to approximately $191,600 for the same period in 1998. Revenues for 1999 were derived from operations performed by Appraisal Group International, Inc. ("AGII"). AGII had revenues of approximately $156,600 for the same period in 1998. Revenues from foreign operations performed by Appraisal Group International, Rt. ("AGI Rt.") during the 1998 period were $35,000. During the current period, revenues for residential appraisals were 15% below the comparable 1998 period. During the fourth quarter 1998, a major client sold their residential mortgage business, which adversely affected first quarter revenues. AGII intends to replace such lost sales volume, by providing similar services to the new owners as well as other institutional and brokerage residential mortgage clients.

Operating expenses for the three months ended March 31, 1999 were approximately $148,400 compared to approximately $173,400 for the comparable period in 1998. Of such expenses, domestic operations accounted for 100% in 1999, and in 1998, domestic operations accounted for 81% and foreign operations accounted for 19% or $33,300 of the 1998 expense. Direct expenses, including the production of appraisal reports and appraiser's fees, travel, photography and other related expenses, were $87,300 in the current period compared to $89,000 for the 1998 period.

LAND DEVELOPMENT

The Company acquired interests in five properties located in Mexico, pursuant to the transaction ("Transaction") with DSC S.A. de C.V. ("DSC") and Hemisphere Developments Limited ("Hemisphere"). The properties had secured the Company's obligations under the convertible notes ("Notes") issued to DSC and Hemisphere. Consequently, the Company undertook only limited development of such properties until after such Notes had been converted, which occurred on January 8, 1999.

The Company believes that each of the Mexican properties is suitable for future development or sale. Any development of the properties is contingent upon the Company obtaining necessary financing. Potential sources of financing include mortgage financing from financial institutions located in the United States or Mexico, or the issuance of equity securities of the Company. The Company has no present understanding, agreement or commitment for financing any such property and there can be no assurance that financing will be available to the Company on commercially reasonable terms or at all.

During the current period, land development operations incurred costs, paid directly by DSC through the reduction of their account payable to the Company, of approximately $33,200, compared to $49,200 for the comparable period in 1998, for personnel, engineering, site plans and other related expenses.

CORPORATE

Corporate general and administrative expenses for the current period were $9,900 compared to $26,100 in the 1998 period. The decrease in such expenses is primarily attributable to the decrease in audit, legal and other corporate expenses related to the Company's Transaction with DSC and Hemisphere. Depreciation and amortization expense between the periods was consistent.

Interest expense, during the current period, was significantly reduced from $105,400 in 1998 to $6,600 in 1999. The majority of interest expense in 1998 was attributable to the Notes ($62,900) issued to DSC and Hemisphere in the Transaction, and mortgage interest expense ($26,600) for properties located in Mexico. Other income (expense), consisted of currency translation expense of $29,800 for the 1998 period. Since September 30, 1996 the Company has recognized translation expense as being attributable to the currency fluctuations of Mexican pesos denominated accounts receivable and mortgages, notes and other liabilities. As of January 1, 1999, the peso is recognized as the functional currency for its local operations and any adjustments are recognized as a component of equity. During the current period, currency translation adjustments of $26,300 were recognized in stockholder's equity.

As a result of the above, the Company had a consolidated net loss of $54,600 for the three month period in 1999 compared to a net loss of $177,300 for the comparable 1998 period. The majority of the difference in the loss during the 1998 comparable period is attributable to accrued interest expense, as discussed above. Domestic operations performed by AGII had an operating profit during the current period of $1,100 compared to $18,100 in 1998. The decrease in profit during the periods is attributable to reduced residential appraisal revenues. Foreign operations performed by AGI RT had an operating loss of $3,800 during the 1998 period.

LIQUIDITY AND CAPITAL RESOURCES:

CASH FLOWS FROM OPERATIONS. The Company incurred for the current 1999 period a net loss of ($54,600) with a positive cash flow from operating activities of $1,090 compared to a net loss of ($177,300) with a positive cash flow from operating activities of $16,800 in 1998. Cash flows (used in) investing activities, including the acquisition of fixed assets and the reduction of the investment in AGI Rt., were ($92,000) for the current period compared to ($4,400) in 1998. Cash flow provided by financing activities, including related party debt, provided $5,600 in 1999 compared to $3,700 in 1998. There was no effect of exchange rate fluctuation in the 1999 period, compared to $5,100 in 1998.

LIQUIDITY AND LONG-TERM DEBT. As of March 31, 1999, the Company had accounts receivable totaling $1,514,200. Of this amount, $1,439,000 is due from shareholder. The Company is utilizing such receivables for operating expenses and future capital requirements. In addition, accounts receivable from domestic operations totaled $75,300. As of March 31, 1999, the Company's liabilities totaled $1,480,800, compared to $6,820,500 as of December 31, 1998. Of this latter amount, the Notes to DSC and Hemisphere and accrued interest, which totaled $5,287,200, were converted to common stock as of January 8, 1999. Of mortgages and notes payable at March 31, 1999, totaling $558,300, certain Mexican financial institutions are due $525,400, and $32,900 is attributable to domestic operations.

CURRENCY RISK. The Company is subject to risk in changes of foreign exchange rates for its subsidiaries that use a foreign currency as their functional currency, or for assets or liabilities which are foreign currency denominated and are translated to U.S. dollars at each reporting period. The Company has made currency translation adjustments totaling $238,432 for its foreign operations, recognized as a component of shareholder's equity. When a foreign entity operates in a highly inflationary economy, the Company uses the U.S. dollar as the functional currency, rather than the local currency. During 1998, Mexico was considered a highly inflationary economy. As of January 1, 1999, the Mexican peso is once again recognized as the functional currency. The Company has not engaged in the purchase of forward contracts, or other hedging techniques, to manage such foreign exchange risk to protect against earnings and cash flow volatility resulting from changes in foreign exchange rates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result", "are expected to", "will continue", "is anticipated", "estimated", "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among other, the following: (i) the Company's ability to obtain additional financing to implement its business strategy; (ii) real estate investment risks, including the potential for increases in real property taxes;
(iii) real estate development risks, including obtaining building permits or necessary zoning changes, construction delays strikes, adverse weather conditions and other conditions beyond the control of the Company; (iv) illiquidity of real estate investments; (v) the financial condition of the Company's clients; (vi) imposition of new regulatory requirements affecting the Company; (vii) a downturn in general or local economic conditions where the Company owns real property; (viii) the delay or failure to properly manage growth and successfully integrate acquired companies and operations; (ix) lack of geographic diversification; (x) effect of uninsured loss and (ix) other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission, including the Company's definitive information statement, dated December 17, 1998.

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

YEAR 2000 COMPLIANCE:

The Year 2000 issue is the result of computer programs being written using two
(2) digits rather than the four (4) digits to define the year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This problem could force computers to either shut down or provide incorrect data or information. The Company utilizes generic software programs developed, maintained and upgraded by independent computer software providers. In response to the Year 2000 issue, management is of the opinion that the providers of these software programs will resolve the date sensitive issue so that all critical systems will be in compliance prior to the Year 2000. In addition, the Company has taken measures to resolve Year 2000 issues by upgrading its computer network systems and ancillary software programs in its corporate, land development, and real estate consulting segments. The Company does not anticipate any material adverse impact on its business.

PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

                  None

ITEM 2:  CHANGES IN SECURITIES

                  During the quarter ended March 31, 1999 the Company issued the following securities, without registration, under the Securities Act of 1933 ("Securities Act"): (i) On January 8, 1999, 105,638,300 shares of common stock, par value $.001 per share ("Common Stock") were issued to two persons upon conversion of certain convertible promissory notes with a face value of $4,700,000, and (ii) effective January 12, 1999, 200,000 shares of Common Stock were issued to the president of the Company upon exercise of a stock option for a total consideration of $3,000. Such shares were issued by the Company in reliance on the exemption under Section 4(2) of the Securities Act for offerings not involving the public.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5:  OTHER INFORMATION

                  None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

                  A.       Exhibits

                           27.1  Financial Data Schedule (For SEC purposes only)

                  B.       Reports on Form 8-K

                           On March 22, 1999 the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission regarding Item 4., Change in Registrant's Certifying Accounting.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            INTERNATIONAL REALTY GROUP, INC.




Date: May 10, 1999                          By: /s/ Richard M. Bradbury
                                                -------------------------------
                                                Richard M. Bradbury
                                                President
                                                (Principal Executive and
                                                Financial Officer)