Form 10QSB
period 1999-06-30
INTERNATIONAL REALTY GROUP INC
filed 1999-08-16
CIK 887310

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________

                         Commission File Number 0-20180


                        INTERNATIONAL REALTY GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                           62-1277260
------------------------------                          -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


111 Northwest 183rd Street, Suite 518, Miami, Florida         33169
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

The number of shares outstanding of each of Issuer's classes of common equity as of July 31, 1999.

           COMMON STOCK, PAR VALUE $.001                     115,792,613
           -----------------------------                     -----------
                  Title of Class                          Number of Shares

Transitional Small Business Disclosure Format  Yes [ ]  No [X]

International Realty Group, Inc.

                                      Index



                                     PART I

Item 1.   Financial Statements

          Consolidated Balance Sheet as of
            June 30, 1999                                                        2

          Consolidated Statements of Operations for the
            Three Months and Six Months
            Ended June 30, 1998 and 1999                                         3

          Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 1998 and 1999                              4


          Notes to Consolidated Financial Statements                             5


Item 2.   Management's Discussion and Analysis or Plan of Operation              6

                                     PART II

Item 2.   Changes in Securities                                                 10

Item 6.   Exhibits and Reports on Form 8-K                                      10

Signatures                                                                      11


PART I: FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1999
                                   (UNAUDITED)


                                     ASSETS

REAL ESTATE AT COST:
     Property held for development or sale                        $ 5,527,113
                                                                  -----------

ACCOUNTS RECEIVABLE:
     Due from shareholder                                           1,354,831
     Accounts receivable                                               87,070
                                                                  -----------
            Total accounts receivable                               1,441,901
                                                                  -----------
CASH AND CASH EQUIVALENTS                                              18,339
PROPERTY AND EQUIPMENT - NET                                           92,751
 EXCESS OF COST OVER ESTIMATED FAIR VALUE OF
   NET ASSETS ACQUIRED - NET                                           79,194

OTHER ASSETS                                                          106,414
                                                                  -----------

            TOTAL                                                 $ 7,265,712
                                                                  ===========



                    LIABILITIES AND STOCKHOLDERS' EQUITY

  LIABILITIES
     Mortgage and note payable                                    $   527,031
     Accounts payable and accrued liabilities                         326,137
     Due to shareholders                                              613,771
                                                                  -----------
            Total Liabilities                                       1,466,939
                                                                  -----------
MINORITY INTEREST                                                   1,290,117
                                                                  -----------

STOCKHOLDERS' EQUITY:
     Common stock, $.001 par; 450,000,000 shares
       authorized;  115,792,613 shares issued and outstanding         115,792
     Additional paid in capital                                     6,828,367
     Accumulated deficit                                           (2,184,329)
                                                                  -----------
     Accumulated other comprehensive income:
       Currency translation adjustment                               (235,702)
                                                                    4,524,128
    Treasury Stock, at cost                                            15,472
                                                                  -----------
          Total Stockholders' Equity                                4,508,656
                                                                  -----------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 7,265,712
                                                                  ===========




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                   (UNAUDITED)


                                                        THREE MONTHS                          SIX MONTHS
                                                        ENDED JUNE 30,                       ENDED JUNE 30,
                                               ------------------------------      ------------------------------
                                                   1998              1999              1998              1999
                                               -----------      -------------      -----------      -------------
REVENUE
    Revenues from services provided            $   203,800      $     228,168      $   395,400      $     379,586

OPERATING COSTS AND EXPENSES:

     Operating expenses - services                 184,000            200,738          356,700            349,131
     Operating expenses - development               49,100             34,332          102,500             67,552
     General and administrative expenses            20,100             46,046           46,200             55,955
     Interest expense                               80,400              2,263          185,800              8,888
     Depreciation and amortization                  13,300             13,376           28,000             26,750
                                               -----------      -------------      -----------      -------------

         Total Operating Expenses                  346,900            296,755          719,200            508,276

(LOSS) FROM OPERATIONS                            (143,100)           (68,587)        (323,800)          (128,690)

OTHER INCOME (EXPENSE):
     Exchange rate fluctuations                    (21,000)                --          (50,800)                --
     Other income (expense)                          3,400                 --            6,600                 --
                                               -----------      -------------      -----------      -------------
          Total other (expense) - net              (17,600)                --          (44,200)                --
                                               -----------      -------------      -----------      -------------

(LOSS) BEFORE MINORITY INTEREST AND               (160,700)           (68,587)        (368,000)          (128,690)
     PROVISION FOR INCOME TAXES

MINORITY INTEREST                                   29,800              5,690           59,800             11,198
                                               -----------      -------------      -----------      -------------

(LOSS) BEFORE PROVISION FOR INCOME TAXES          (130,900)           (62,897)        (308,200)          (117,492)

PROVISION FOR INCOME TAXES (BENEFIT)                    --                 --               --                 --
                                               -----------      -------------      -----------      -------------

NET (LOSS)                                        (130,900)           (62,897)        (308,200)          (117,492)

Other comprehensive income:
   Foreign currency translation adjustment          (5,500)            (2,730)          (9,000)           (29,037)
                                               -----------      -------------      -----------      -------------

COMPREHENSIVE (LOSS)                           $  (136,400)     $     (65,627)     $  (317,200)     $    (146,529)
                                               ===========      =============      ===========      =============
PER SHARE INFORMATION

Weighted average number of shares                9,954,313        115,792,613        9,954,313        115,792,613
                                               ===========      =============      ===========      =============

Basic loss per share                           $      (.01)     $        (.00)     $      (.03)     $        (.00)
                                               ===========      =============      ===========      =============




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1998 AND, 1999
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                        SIX MONTHS ENDED
                                                                   -----------------------
                                                                      1998          1999
                                                                   ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:                              $  12,200      $ 29,329
                                                                   ---------      --------
     Net Cash Provided By Operating Activities                        12,200        29,329

Cash flows from investing activities
           Reduction of an investment in subsidiary company               --       (85,453)
           Purchases of fixed assets                                  (4,400)       (8,988)
                                                                   ---------      --------

           Net Cash (Used In) Investing Activities                    (4,400)      (94,441)

Cash flows from Financing activities
           Increase in related party debt                             15,000            --
           Repayment of long term debt                                    --       (15,286)
           Repayment of related party debt                            (7,600)           --
                                                                   ---------      --------
           Net Cash Provided By (Used In) Financing Activities         7,400       (15,286)

EFFECT OF FOREIGN EXCHANGE ON CASH                                    (6,700)           --
                                                                   ---------      --------
NET INCREASE (DECREASE) IN CASH                                        8,500       (80,398)

 BEGINNING - CASH BALANCE                                            107,200        98,737
                                                                   ---------      --------

 ENDING - CASH BALANCE                                             $ 115,700      $ 18,339
                                                                   =========      ========





        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

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

(2)      STOCKHOLDERS' EQUITY

Increase in Authorized Capital:

On January 7, 1999 the Company amended Article IV of its Articles of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 shares to 450,000,000 shares. Such amendment followed an Information Statement, dated December 17, 1998, which was sent to all shareholders on December 16, 1998 advising them of such action.

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

Stock Options:

During the first quarter the Company's president exercised an option to acquire 200,000 shares of common stock pursuant to an employment agreement.

(3)      SUBSIDIARY COMPANIES

During the first quarter minority shareholders of Appraisal Group International, Rt. ("AGI Rt."), Budapest, Hungary, made, with the concurrence of the parent company, a capital contribution of $105,152 reducing the Company's ownership of such subsidiary from 75% to 37.5%.

The financial position and results of operations of AGI Rt. were not material to those of the Company for the 1998 fiscal year or the period ended June 30, 1999. Based on the change in management and ownership position, the Company is accounting for its investment in AGI Rt. utilizing the cost method. The financial position and results of operations of AGI Rt. were consolidated with those of the Company at December 31, 1998.

Item 2.  Management's Discussion and Analysis or Plan of Operations.

         The following discussion and analysis covers material changes in financial condition since December 31, 1998 and material changes in the results of operations for the three and six months ended June 30, 1999, as compared to the same period in 1998. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis and Results of Operations" included in the Company's Form 10-KSB for the year ended December 31, 1998.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

REAL ESTATE CONSULTING SERVICES

Revenues increased for the three months ended June 30, 1999 totaling approximately $228,200 as compared to approximately $203,800 for the same period in 1998. Revenues for 1999 were derived from operations performed by Appraisal Group International, Inc. ("AGII"). Revenues from foreign operations performed by Appraisal Group International, Rt. ("AGI Rt.") during the 1998 period were $1,000. During the current period, revenues for residential appraisals were consistent with the comparable 1998 period of approximately $124,000.

Operating expenses for the three months ended June 30, 1999 were approximately $200,700 compared to approximately $184,000 for the comparable period in 1998. Of such expenses, domestic operations accounted for 100% in 1999, and in 1998, domestic operations accounted for 92%, and foreign operations accounted for 8% or $14,000 of the 1998 expense. Included in such operating expenses are the direct expenses, including the production of appraisal reports, appraiser's fees, travel, photography and other related expenses. Such expenses were $139,700 in the current period compared to $114,500 for the 1998 period.

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

During the current period, land development operations incurred costs, paid directly by DSC through the reduction of their account payable to the Company, of approximately $34,300, compared to $49,100 for the comparable period in 1998, for personnel, engineering, site plans and other related expenses.

CORPORATE

Corporate general and administrative expenses for the current period were $46,000 compared to $20,100 in the 1998 period. The increase in such expenses is primarily attributable to the annual audit, legal and other corporate reporting requirement expenses.

INTEREST EXPENSE, during the current period, was significantly reduced from $80,400 in 1998 to $2,300 in 1999. The majority of interest expense in 1998 was attributable to certain notes ($62,900) issued to DSC and Hemisphere in the Transaction, and mortgage interest expense ($17,500) for properties located in Mexico. The decrease in interest expense is attributable to the retirement of the convertible notes, and the payoff of the mortgage note on a Mexican property. OTHER INCOME (EXPENSE), consisting of miscellaneous income and exchange rate fluctuations were $21,000 for the 1998 period. Since September 30, 1996 the Company has recognized translation expense as being attributable to the currency fluctuations of Mexican pesos denominated accounts receivable and mortgages, notes and other liabilities. As of January 1, 1999, the peso is recognized as the functional currency for its local operations and any adjustments are recognized as a component of equity. During the current period, currency translation adjustments of $2,730 were recognized in stockholder's equity. DEPRECIATION AND AMORTIZATION EXPENSE between the periods was consistent.

As a result of the above, the Company had a net loss of $62,900 for the three month period ended June 30, 1999 compared to a net loss of $130,900 for the comparable 1998 period. The majority of the difference in the loss during the 1998 comparable period is attributable to accrued interest expense, as discussed above. Domestic operations performed by AGII had an operating profit during the current period of $26,100 compared to $37,100 in 1998. The decrease in AGII profit between the periods is attributable to increases in both direct appraisal and overhead expense. Foreign operations performed by AGI RT had an operating loss of $3,800 during the 1998 period.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

REAL ESTATE CONSULTING SERVICES

Revenues decreased for the six months ended June 30, 1999 totaling approximately $379,600 as compared to approximately $395,400 for the same period in 1998. A portion of the decrease was a result of the fact that revenues for 1999 were derived solely from operations performed by Appraisal Group International, Inc. ("AGII"). AGII had revenues of approximately $364,400 for the same period in 1998. Revenues from foreign operations performed by Appraisal Group International, Rt. ("AGI Rt.") during the 1998 period were $35,000. AGII's overall revenues increased by 9.6% between the comparable periods. Residential appraisal revenues decreased by 8% compared to the previous period, due to the loss of a major client during the fourth quarter 1998 and residential mortgage interest rate fluctuations. Commercial appraisal revenue increased 22% over the comparable 1998 period.

Operating expenses for the six months ended June 30, 1999 were approximately $349,100 compared to approximately $356,700 for the comparable period in 1998. Of such expenses, domestic operations accounted for 100% in 1999, and in 1998, domestic operations accounted for 81% and foreign operations accounted for 13% or $47,300 of the 1998 expense. Included in current operating expenses were direct expenses, including the production of appraisal reports, appraiser's fees, travel, photography and other related expenses. These expenses were $227,700 in the current period compared to $200,100 for the 1998 period.

LAND DEVELOPMENT

As discussed above, the Company acquired interests in five properties located in Mexico, pursuant to the Transaction with DSC and Hemisphere.

During the current period, land development operations incurred costs, paid directly by DSC through the reduction of their account payable to the Company, of approximately $67,600, compared to $102,500 for the comparable period in 1998, for personnel, engineering, and other related expenses.

CORPORATE

Corporate general and administrative expenses for the current period were $56,000 compared to $46,200 in the 1998 period. The increase in such expenses is primarily attributable to the annual audit, legal and other corporate reporting expenses.

INTEREST EXPENSE, during the current period, was significantly reduced from $185,800 in 1998 to $8,900 in 1999. The majority of interest expense in 1998 was attributable to the Notes ($127,200) issued to DSC and Hemisphere in the Transaction, and mortgage and other interest expense ($68,600) for properties located in Mexico. OTHER INCOME (EXPENSE) consisting of miscellaneous income and exchange rate fluctuations were $44,200 for the 1998 period. Since September 30, 1996 the Company had recognized translation expense as being attributable to the currency fluctuations of Mexican pesos denominated accounts receivable and mortgages, notes and other liabilities. As of January 1, 1999, the peso is recognized as the functional currency for its local operations and any adjustments are recognized as a component of equity. During the current period, currency translation adjustments of $29,000 were recognized in stockholder's equity. DEPRECIATION AND AMORTIZATION EXPENSE between the periods was consistent

As a result of the above, the Company had a net loss of $117,500 for the six month period in 1999 compared to a net loss of $308,200 for the comparable 1998 period. The majority of the difference in the loss during the 1998 comparable period is attributable to accrued interest expense, as discussed above. Domestic operations performed by AGII had an operating profit during the current period of $27,200 compared to $55,200 in 1998. The decrease in profit during the current periods is attributable to reduced residential appraisal revenues and increases in direct and overhead expenses. Foreign operations performed by AGI RT had an operating loss of $16,700 during the 1998 period.

LIQUIDITY AND CAPITAL RESOURCES:

CASH FLOWS FROM OPERATIONS. The Company incurred for the period ending June 30, 1999 a net loss of ($117,500) with a positive cash flow from operating activities of $29,300 compared to a net loss of ($308,200) with a positive cash flow from operating activities of $12,200 in 1998. Cash flows (used in) investing activities, including the acquisition of fixed assets and the reduction of the investment in AGI Rt., were ($94,400) for the current period compared to ($4,400) in 1998. Cash flow provided by (used in) financing activities, including related-party debt and repayment of long-term debt, was ($15,300) in 1999 compared to $7,400 in 1998. There was no effect of exchange rate fluctuation in the 1999 period, compared to ($6,700) in 1998.

LIQUIDITY AND LONG-TERM DEBT. As of June 30, 1999, the Company had accounts receivable totaling $1,441,900. Of this amount, $1,354,800 is due from shareholder. The Company is utilizing such receivables for operating expenses and future capital requirements. In addition, accounts receivable from domestic operations totaled $87,100. As of June 30, 1999, the Company's liabilities totaled $1,466,900, compared to $6,820,500 as of December 31, 1998. Of this latter amount, the notes to DSC and Hemisphere and accrued interest, which totaled $5,287,200, were converted to common stock as of January 8, 1999. Of mortgages and notes payable at June 30, 1999, totaling $527,000, certain Mexican financial institutions are due approximately $499,400, and $27,600 is attributable to domestic operations.

CURRENCY RISK The Company is subject to risk in changes of foreign exchange rates for its subsidiaries that use a foreign currency as their functional currency, or for assets or liabilities which are foreign currency denominated and are translated to U.S. dollars at each reporting period. The Company has made currency translation adjustments totaling $235,700 for its foreign operations, recognized as a component of shareholder's equity. When a foreign entity operates in a highly inflationary economy, the Company uses the U.S. dollar as the functional currency, rather than the local currency. During 1998, Mexico was considered a highly inflationary economy. As of January 1, 1999, the Mexican peso is once again recognized as the functional currency. The Company has not engaged in the purchase of forward contracts, or other hedging techniques, to manage such foreign exchange risk to protect against earnings and cash flow volatility resulting from changes in foreign exchange rates.

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

ITEM 2:  CHANGES IN SECURITIES
                  None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None

ITEM 5:  OTHER INFORMATION

                  None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

                  A.  Exhibits

                      27.1 Financial Data Schedule (For SEC purposes only)

                  B.  Reports on Form 8-K

                      None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            INTERNATIONAL REALTY GROUP, INC.



Date: August 13, 1999                       By: /s/ Richard M. Bradbury
                                                -------------------------------
                                                Richard M. Bradbury
                                                President



                          (Principal Financial Officer)