Form 10QSB
period 1999-09-30
INTERNATIONAL REALTY GROUP INC
filed 1999-12-28
CIK 887310

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)

[X]      QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

The number of shares outstanding of each of Issuer's classes of common equity as of December 1, 1999.

         Common Stock, par value $.001              115,792,613
         -----------------------------           ----------------
                  Title of Class                 Number of Shares

Transitional Small Business Disclosure Format   yes [ ]   no [X]

International Realty Group, Inc.


                                      Index

                                                 Part I
                                                 ------
Item 1.      Financial Statements

             Consolidated Balance Sheet as of
               September 30, 1999                                                                          2

             Consolidated Statements of Operations for the Three Months and Nine Months
                 Ended September 30, 1998 and 1999                                                         3

             Consolidated Statements of Cash Flows for the Nine Months Ended September 30,
                 1998 and 1999                                                                             4

             Notes to Consolidated Financial Statements                                                    5

Item 2.      Management's Discussion and Analysis or Plan of Operation                                     6



                                                Part II
                                                -------

Item 2.      Changes in Securities                                                                        10

Item 6.      Exhibits and Reports on Form 8-K                                                             10

Signatures                                                                                                11


PART I: FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                     ASSETS
                                     ------

  REAL ESTATE AT COST:
       Property held for development or sale                                                       $5,527,113
                                                                                                   ----------

  ACCOUNTS RECEIVABLE:
       Due from shareholder                                                                         1,325,063

       Accounts receivable                                                                             78,478
                                                                                                   ----------
              Total accounts receivable                                                             1,403,541
                                                                                                   ----------

  CASH AND CASH EQUIVALENTS                                                                            10,216

  PROPERTY AND EQUIPMENT - NET                                                                         84,489

   EXCESS OF COST OVER ESTIMATED FAIR VALUE OF                                                         74,795
     NET ASSETS ACQUIRED - NET

  OTHER ASSETS                                                                                        107,890
                                                                                                   ----------


              TOTAL                                                                                $7,208,044
                                                                                                   ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

    LIABILITIES
       Mortgage and note payable                                                                   $  560,652
       Accounts payable and accrued liabilities                                                       280,893
       Due to shareholders                                                                            627,962
                                                                                                   ----------
              Total Liabilities                                                                     1,469,507
                                                                                                   ----------

  MINORITY INTEREST                                                                                 1,285,805
                                                                                                   ----------

  STOCKHOLDERS' EQUITY:
       Common stock, $.001 par; 450,000,000 shares
         authorized;  115,792,613 shares issued and outstanding                                       115,792
       Additional paid in capital                                                                   6,828,367
       Accumulated deficit                                                                         (2,249,483)
       Accumulated other comprehensive income:

         Currency translation adjustment                                                             (226,472)
                                                                                                   ----------
                                                                                                    4,468,204

      Treasury Stock, at cost                                                                          15,472
                                                                                                   ----------
            Total Stockholders' Equity                                                              4,452,732
                                                                                                   ----------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $7,208,044
                                                                                                   ==========




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                    THREE MONTHS                           NINE MONTHS
                                                                 ENDED SEPTEMBER 30                    ENDED SEPTEMBER 30,
                                                         ---------------------------------       ---------------------------------
                                                              1998               1999                1998                 1999
                                                         -------------       -------------       -------------       -------------
REVENUE
    Revenues from services provided                      $     239,400       $     165,396       $     634,800       $     544,982

OPERATING  COSTS AND EXPENSES:
     Operating expenses - services                             188,600             172,362             535,575             521,493
     Operating expenses - development                           25,800              26,429             123,500              93,981
     General and administrative expenses                        56,700              21,047              93,325              77,002
     Interest expense                                           88,200               1,652             274,100              10,538
     Depreciation and amortization                              15,300              13,373              43,300              40,123
                                                         -------------       -------------       -------------       -------------

         Total Operating Expenses                              374,600             234,863           1,069,800             743,137

(LOSS) FROM OPERATIONS                                        (135,200)            (69,467)           (435,000)           (198,155)

OTHER INCOME (EXPENSE):
     Exchange rate fluctuations                                (47,700)                 --             (98,500)                 --
                                                                    --                  --             (18,400)                 --
                                                         -------------       -------------       -------------       -------------
          Total other (expense) - net                          (47,700)                 --            (116,900)                 --
                                                         -------------       -------------       -------------       -------------

(LOSS) BEFORE MINORITY INTEREST AND                           (182,900)            (69,467)           (551,900)           (198,155)
     PROVISION FOR INCOME TAXES

MINORITY INTEREST                                               35,700               4,311              96,500              15,509
                                                         -------------       -------------       -------------       -------------

(LOSS) BEFORE PROVISION FOR INCOME TAXES                      (147,200)            (65,156)           (455,400)           (182,646)

PROVISION FOR INCOME TAXES (BENEFIT)                                --                  --                  --                  --
                                                         -------------       -------------       -------------       -------------

NET (LOSS)                                                    (147,200)            (65,156)           (455,400)           (182,646)

Other comprehensive income:

   Foreign currency translation adjustment                         600               9,237              (8,400)             38,274
                                                         -------------       -------------       -------------       -------------

COMPREHENSIVE (LOSS)                                     $    (146,600)      $     (55,919)      $    (463,800)      $    (144,372)
                                                         =============       =============       =============       =============

PER SHARE INFORMATION

Weighted average number of shares                            9,954,187         115,792,613           9,954,187         115,792,613
                                                         =============       =============       =============       =============

Basic loss per share                                     $        (.02)      $        (.00)      $        (.05)      $        (.01)
                                                         =============       =============       =============       =============




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND, 1999
                                   (UNAUDITED)

--------------------------------------------------------------------------------



                                                                         NINE MONTHS ENDED
                                                                       1998            1999
                                                                    ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:                               $ (22,500)      $ (63,535)
                                                                    ---------       ---------
     Net Cash Provided By Operating Activities                        (22,500)        (63,535)

Cash flows from investing activities
           Purchases of fixed assets                                   (6,700)         (9,700)
                                                                    ---------       ---------

           Net Cash (Used In) Investing Activities                     (6,700)         (9,700)


Cash flows from Financing activities
          Increase in related party debt                               45,000              --
          Repayment of long term debt                                      --         (15,286)
          Payment of related party debt                               (14,600)             --
                                                                    ---------       ---------
           Net Cash Provided By (Used In) Financing Activities         30,400         (15,286)

EFFECT OF FOREIGN EXCHANGE ON CASH                                     (6,700)             --
                                                                    ---------       ---------
NET INCREASE (DECREASE) IN CASH                                        (5,500)        (88,521)

 BEGINNING - CASH BALANCE                                             107,200          98,737
                                                                    ---------       ---------

 ENDING - CASH BALANCE                                              $ 101,700       $  10,216
                                                                    =========       =========












        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

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

The financial position and results of operations of AGI Rt. were not material to those of the Company for the 1998 fiscal year or the period ended September 30, 1999. Based on the change in management and ownership position, the Company is accounting for its investment in AGI Rt. utilizing the cost method. The financial position and results of operations of AGI Rt. were consolidated with those of the Company at December 31, 1998.

Item 2.  Management's Discussion and Analysis or Plan of Operations.

         The following discussion and analysis covers material changes in financial condition since December 31, 1998 and material changes in the results of operations for the three and nine months ended September 30, 1999, as compared to the same period in 1998. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis and Results of Operations" included in the Company's Form 10-KSB for the year ended December 31, 1998.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

REAL ESTATE CONSULTING SERVICES

Revenues decreased for the three months ended September 30, 1999 totaling approximately $165,400 as compared to approximately $239,400 for the same period in 1998. Revenues for 1999 were derived from operations performed by Appraisal Group International, Inc. ("AGII"). Revenues from foreign operations performed by Appraisal Group International, Rt. ("AGI Rt.") during the 1998 period were $16,300. During the current period, revenues for residential and commercial appraisals were $43,000 and $14,700 lower respectively from the comparable 1998 period.

Operating expenses for the three months ended September 30, 1999 were approximately $172,400 compared to approximately $188,600 for the comparable period in 1998. Of such expenses, domestic operations accounted for 100% in 1999. In 1998, domestic operations accounted for 86%, and foreign operations accounted for 14% or $26,200 of the 1998 expense. Included in such operating expenses are the direct expenses, including the production of appraisal reports, appraiser's fees, travel, photography and other related expenses. Such expenses were $110,400 in the current period compared to $124,000 for the 1998 period.

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

During the current period, land development operations incurred costs, paid directly by DSC through the reduction of their account payable to the Company, of approximately $26,400 compared to $25,800 for the comparable period in 1998, for personnel, engineering, site plans and other related expenses.

CORPORATE

Corporate general and administrative expenses for the current period were $21,000 compared to $56,700 in the 1998 period. The decrease in such expenses is primarily attributable to the legal and other corporate reporting requirement expenses, attributable to the Transaction in the 1998 period.

INTEREST EXPENSE, during the current period, was significantly reduced from $88,200 in 1998 to $1,600 in 1999. The majority of interest expense in 1998 was attributable to certain notes ($63,000) issued to DSC and Hemisphere in the Transaction, and mortgage interest expense ($16,500) for properties located in Mexico. The decrease in interest expense is attributable to the retirement of the convertible notes, and the payoff of the mortgage note on a Mexican property. OTHER INCOME (EXPENSE), consisted of exchange rate fluctuation expenses for ($47,700) during the 1998 period. Since September 30, 1996 the Company has recognized translation expense as being attributable to the currency fluctuations of Mexican pesos denominated accounts receivable and mortgages, notes and other liabilities. As of January 1, 1999, the peso is recognized as the functional currency for its local operations and any adjustments are recognized as a component of equity. During the current period, currency translation adjustments of $9,237 were recognized in stockholder's equity. DEPRECIATION AND AMORTIZATION EXPENSE between the periods was consistent.

As a result of the above, the Company had a net loss of $65,200 for the three month period ended September 30, 1999 compared to a net loss of $147,200 for the comparable 1998 period. The majority of the difference in the loss during the 1998 comparable period is attributable to accrued interest and Transaction expense, as discussed above. Domestic operations performed by AGII had an operating loss during the current period of ($8,500) compared to a $48,000 operating profit in 1998. The decrease in AGII profit between the periods is attributable to decreases in both residential and commercial revenues, and increases in appraisal operating expenses. Foreign operations performed by AGI RT had an operating loss of $15,200 during the 1998 period.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

REAL ESTATE CONSULTING SERVICES

Revenues decreased for the nine months ended September 30, 1999 totaling approximately $545,000 as compared to approximately $634,800 for the same period in 1998. A portion of the decrease was a result of the fact that revenues for 1999 were derived solely from operations performed by Appraisal Group International, Inc. ("AGII"). AGII had revenues of approximately $599,500 for the same period in 1998. Revenues from foreign operations performed by Appraisal Group International, Rt. ("AGI Rt.") during the 1998 period were $35,300. Residential appraisal revenues decreased by 17% compared to the previous period, due to residential mortgage interest rate increases during the current period. Commercial appraisal revenue increased 8% over the comparable 1998 period.

Operating expenses for the nine months ended September 30, 1999 were approximately $521,500 compared to approximately $535,600 for the comparable period in 1998. Of such expenses, domestic operations accounted for 100% in 1999. In 1998, domestic operations accounted for 87% and foreign operations accounted for 13% or $66,900 of the 1998 expense. Included in current operating expenses were direct expenses, including the production of appraisal reports, appraiser's fees, travel, photography and other related expenses. These expenses were $338,000 in the current period compared to $322,600 for the 1998 period.

LAND DEVELOPMENT

As discussed above, the Company acquired interests in five properties located in Mexico, pursuant to the Transaction with DSC and Hemisphere.

During the current period, land development operations incurred costs, paid directly by DSC through the reduction of their account payable to the Company, of approximately $94,000, compared to $123,500 for the comparable period in 1998, for personnel, engineering, and other related expenses.

CORPORATE

Corporate general and administrative expenses for the current period were $77,000 compared to $93,300 in the 1998 period. The decrease in such expenses is primarily attributable to the audit, legal and other corporate reporting expenses, associated with the Transaction during the 1998 period.

INTEREST EXPENSE, during the current period, was significantly reduced from $274,100 in 1998 to $10,500 in 1999. The majority of interest expense in 1998 was attributable to the Notes ($191,000) issued to DSC and Hemisphere in the Transaction, and mortgage and other interest expense ($64,200) for properties located in Mexico. OTHER INCOME (EXPENSE) consisted of miscellaneous and exchange rate fluctuation expenses of $116,900 for the 1998 period. Since September 30, 1996 the Company had recognized translation expense as being attributable to the currency fluctuations of Mexican pesos denominated accounts receivable and mortgages, notes and other liabilities. As of January 1, 1999, the peso is recognized as the functional currency for its local operations and any adjustments are recognized as a component of equity. During the current period, currency translation adjustments of $38,300 were recognized in stockholder's equity. DEPRECIATION AND AMORTIZATION EXPENSE between the periods was consistent

As a result of the above, the Company had a net loss of $182,600 for the nine month period in 1999 compared to a net loss of $455,400 for the comparable 1998 period. The majority of the difference in the loss during the 1998 comparable period is attributable to accrued interest and Transaction expense, as discussed above. Domestic operations performed by AGII had an operating profit during the current period of $18,700 compared to $103,300 in 1998. The decrease in profit during the current periods is attributable to reduced residential appraisal revenues and increases in direct and overhead expenses. Foreign operations performed by AGI RT had an operating loss of $31,900 during the 1998 period.

Liquidity and Capital Resources:

CASH FLOWS FROM OPERATIONS. The Company incurred for the period ending September 30, 1999 a net loss of ($182,600) with a negative cash flow from operating activities of ($63,500) compared to a net loss of ($455,400) with a negative cash flow from operating activities of ($22,500) in 1998. Cash flows (used in) investing activities, including the acquisition of fixed assets were ($9,700) for the current period compared to ($6,700) in 1998. Cash flow provided by (used in) financing activities, including related-party debt and repayment of long-term debt, was ($15,300) in 1999 compared to $30,400 in 1998. There was no effect of exchange rate fluctuation in the 1999 period, compared to ($6,700) in 1998.

LIQUIDITY AND LONG-TERM DEBT. As of September 30, 1999, the Company had accounts receivable totaling $1,403,500. Of this amount, $1,325,100 is due from shareholder. The Company is utilizing such receivables for operating expenses and future capital requirements. In addition, accounts receivable from domestic operations totaled $78,500. As of September 30, 1999, the Company's liabilities totaled $1,469,500, of which $628,000 is due to shareholders, compared to $6,820,500 as of December 31, 1998. Of this latter amount, the notes to DSC and Hemisphere and accrued interest, which totaled $5,287,200, were converted to common stock as of January 8, 1999. Of mortgages and notes payable at September 30, 1999, totaling $560,600, certain Mexican financial institutions are due approximately $534,400, and $26,200 is attributable to domestic operations.

CURRENCY RISK The Company is subject to risk in changes of foreign exchange rates for its subsidiaries that use a foreign currency as their functional currency, or for assets or liabilities which are foreign currency denominated and are translated to U.S. dollars at each reporting period. The Company has made currency translation adjustments totaling $226,500 for its foreign operations, recognized as a component of shareholder's equity. When a foreign entity operates in a highly inflationary economy, the Company uses the U.S. dollar as the functional currency, rather than the local currency. During 1998, Mexico was considered a highly inflationary economy. As of January 1, 1999, the Mexican peso is once again recognized as the functional currency. The Company has not engaged in the purchase of forward contracts, or other hedging techniques, to manage such foreign exchange risk to protect against earnings and cash flow volatility resulting from changes in foreign exchange rates.

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

                                       INTERNATIONAL REALTY GROUP, INC.


DATE: DECEMBER 28, 1999                By: /s/ RICHARD M. BRADBURY
                                           ----------------------------------
                                           Richard M. Bradbury
                                           President
                                           (Principal Financial Officer)