Form 10KSB
period 1999-12-31
INTERNATIONAL REALTY GROUP INC
filed 2000-04-14
CIK 887310

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

/X/    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
             For the year fiscal year ended December 31, 1999

/ /   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
  For the transition period from                      to
                                 --------------------    --------------------

                         ______________________________

                          Commission File No.: 0-20180

                        INTERNATIONAL REALTY GROUP, INC.
                 (Name of small business issuer in its charter)

            Delaware                                   62-1277260
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                             Av. Constituyentes 647
                               Mexico, D.F. 11810
                                011-52-5277-9211

     (Address of principal executive offices and Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None

         Title of each class        Name of each exchange on which registered

                None                                 None

Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK, $0.001 PAR VALUE PER SHARE
                                (Title of class)
                         ______________________________

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  /X/  No  / /

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

         The registrant did not record any revenues for the most recent fiscal year.

         The estimated aggregate market value of voting and non-voting common equity held by non-affiliates as of March 31, 2000 is below $25,000,000, which is based upon the last trading price of $0.125 per share of Common Stock on March 20, 2000, and the significant affiliate ownership of the shares of Common Stock of the registrant.

         Common Stock, $0.001 par value per share: 115,792,613 shares outstanding as of March 31, 2000.

         Documents Incorporated by Reference: None.

         Transitional Small Business Disclosure Format (check one):
YES / / NO /X/

===============================================================================

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "SECURITIES ACT"), and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of International Realty Group, Inc. (the "COMPANY"). These uncertainties include, among others, the following: (i) the Company's ability to obtain additional financing to implement its business strategy; (ii) real estate investment risks, including the potential for increases in real property taxes; (iii) real estate development risks, including obtaining building permits or necessary zoning changes, construction delays, strikes, adverse weather conditions and other conditions beyond the control of the Company; (iv) illiquidity of real estate investments; (v) a downturn in general or local economic conditions where the Company owns real property; (vii) the delay or failure to properly manage growth and successfully integrate acquired companies and operations; (viii) lack of geographic diversification; (ix) effect of uninsured loss; (x) the financial condition of the Company's clients; (xi) imposition of new regulatory requirements affecting the Company; and (xii) other factors that are described in further detail in this report and the Company's other filings with the Securities and Exchange Commission ("SEC").

Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words "estimate," "anticipate," "believe," "expect," "plan" or similar expressions, and are subject to numerous known and unknown risks and uncertainties. Any forward-looking statement speaks only as of the date on which the statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. Because new factors emerge from time to time, the Company's management cannot predict all of these factors. Furthermore, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

BUSINESS OF THE COMPANY

The Company was incorporated in the State of Delaware on April 13, 1970. The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "IRGR," and its fiscal year ends on December 31. The Company's principal offices are located at Av. Constituyentes 647, Mexico, D.F. 11810, and its telephone number is 011-52-5277-9211.

The Company, together with its subsidiaries, has operated in two business segments: (i) land development; and (ii) real estate consulting services.

LAND DEVELOPMENT

The Company intends to develop its real estate properties for use in resort, residential and commercial applications. The Company's ability to achieve these objectives depends on many factors, including its ability to raise the necessary capital to develop, maintain and market its real estate properties. The Company has no present understanding, agreement or commitment for financing any of its real estate properties and there can be no assurance that financing will be available to the Company on commercially reasonable terms, or at all.

The Company currently owns a majority interest in the following four parcels of vacant or partially developed land:

CLUSTER IXTAPA

The Company has a 75% interest in Cluster Inmobiliaria de Ixtapa, S.A. de C.V., a company formed under the laws of Mexico ("CLUSTER IXTAPA"). Cluster Ixtapa owns 26 acres of partially developed property on the Pacific coast of Mexico in Ixtapa, State of Guerrero, Mexico. This property is part of the 208-acre "Marina Ixtapa" planned unit development located in the town of Ixtapa-Zihuatanejo, approximately 240 kilometers northwest of the port of Acapulco. The preliminary site work has been completed and this property is being held for future development and/or sale of all or a portion of this property.

If it receives sufficient financing to develop these real estate properties, then Cluster Ixtapa intends to develop up to 14 commercial lots and 124 residential lots with an additional investment in infrastructure of approximately $4 million. Cluster Ixtapa then would market developed lots to local builders/developers for construction of townhomes, villas and/or commercial use for sale to the general public.

CAYE BOKEL

Caye Bokel, Limited, a wholly-owned subsidiary of the Company formed under the laws of Belize, owns an 87-acre property on the Island of Caye Bokel in Belize. The Company is holding this property for future development. If it receives sufficient financing, then the Company intends to develop this property as a marina resort for domestic and foreign tourists. This property is not subject to a mortgage.

NUEVA TIERRA

Nueva Tierra, S.A. de C.V., a wholly-owned subsidiary of the Company formed under the laws of Mexico ("NUEVA TIERRA"), is the general partner of the following joint ventures in Mexico:

- HACIENDA DE FRANCO. Nueva Tierra has an approximate 81% interest in Hacienda de Franco, a joint venture formed under the laws of Mexico, that owns a residential development project located near Silao in the State of Guanajuato, Mexico. This property consists of approximately 236 acres of land and includes a traditional colonial style hacienda. The

     Company is holding this property for future development that will be centered around the hacienda. This property is not subject to a mortgage.

- BAHIA DE CORTES. Nueva Tierra has an approximate 78% interest in Bahia de Cortes, a joint venture formed under the laws of Mexico, that owns a resort development project located in Baja California near La Paz. The Company is holding this property for future development. This property consists of approximately 3,451 acres of land, including over five kilometers of beachfront property. This property is not subject to a mortgage.

The Company believes that each of these real estate properties is suitable for future development as either a resort, residential or commercial property. The Company is currently formulating its plans with respect to these properties, and has preliminarily identified the properties in Ixtapa and La Paz as the first candidates for development. The Company did not undertake additional steps to develop or determine a comprehensive or definitive plan relating to any of these properties during 1999. Any significant development of these properties is contingent upon the Company obtaining necessary financing and a review of the applicable market conditions at the time of financing. Potential sources of financing include mortgage financing from financial institutions located in the United States or Mexico, or the issuance of equity securities by the Company. The Company has no present understanding, agreement or commitment for financing any property and there can be no assurance that financing will be available to the Company on commercially reasonable terms, if at all. If the Company is unable to obtain financing necessary to develop some or all of these real estate properties, then the Company may elect to sell one or more of these properties. Regardless of the availability of financing sources, the Company may sell one or more of its properties if the related terms are favorable to the Company.

During 1999, the Company sold or disposed of all or substantially all of the following properties:

CENTRO DE PROMOCIONES GUERRERO

Centro de Promociones Guerrero, S. A. de C. V., a company formed under the laws of Mexico, owned Campo de Tiro, an eight-acre, partially developed property located in Acapulco, State of Guerrero, Mexico. In November 1999, this property was foreclosed by, and delivered to, an existing creditor to satisfy outstanding encumbrances on this property.

VILLAS DEL CARBON

Villas del Carbon, a joint venture formed under the laws of Mexico, owned a 24-acre residential development located in Villa del Carbon, State of Mexico, Mexico, in which Nueva Tierra had an approximate 79% interest. In November 1999, this property was re-instated to the Community of San Jeronimo Zacapexco, State of Mexico, after the applicable court determined that such community was the proper owner of the property.

CLEAR LAKE PINES. During 1999, the Company sold two developed vacant lots totaling one acre, which were located in Clear Lake Pines, La Grange, Texas, a second-home recreational development.

ENVIRONMENTAL REGULATIONS

The Company believes that its real estate properties are not subject to any claims for liability for cleanup of waste sites or environmental contamination of property. During 1999, the Company did not incur material costs in complying with federal, state and local environmental laws.

REAL ESTATE CONSULTING SERVICES

The Company previously operated its real estate consulting services through Appraisal Group International, Inc., a wholly-owned Florida corporation ("AGII"). Appraisal Group International, Rt., a partially-owned company organized under the laws of Hungary ("AGI RT."), did not conduct business operations during 1999.

APPRAISAL GROUP INTERNATIONAL, RT.

AGI Rt. engages in valuations of businesses, real estate, management, consulting, privatization management and trade brokerage in Central and Eastern Europe. The majority of AGI Rt.'s business has involved the valuation of businesses and real estate, primarily for the State Property Agency of the Hungarian government and local city municipalities. During 1999, AGI Rt. did not perform any real estate consulting services. The Company presently intends to discontinue the operations of AGI Rt.

APPRAISAL GROUP INTERNATIONAL, INC.

Effective December 31, 1999, the Company sold all of the outstanding capital stock of AGII to Richard M. Bradbury, the Company's former president and a director. See "Item 12--Certain Relationships and Related Transactions." AGII performed appraisal and valuation services on a domestic and international level for a variety of real estate properties, including office buildings, shopping centers, apartment complexes, hotels, resorts, golf courses and single-family homes. AGII also performed business valuations, equipment and machinery valuations and litigation support for its clients.

COMPETITION

Significant competition exists in the field of real estate development and resort operations. Many of the Company's competitors are significantly larger and more established than the Company. As a result, these competitors possess greater financial, marketing and other resources and name recognition that provide them with a competitive advantage over the Company. There can be no assurance that the Company will compete effectively with existing or new competitors.

EMPLOYEES.

The Company has no current employees. Urbaterra, S.C., an administrative and financial services provider company formed under the laws of Mexico, currently provides management support to the Company. The Urbaterra personnel assisting the Company includes one executive, one administrative assistant, one secretary, one financial consultant and one engineering consultant.

ITEM 2.           DESCRIPTION OF PROPERTY

The Company currently owns interests in four parcels of vacant or partially developed land. See "Item One-Description of Business."

REAL ESTATE INVESTMENT POLICY

The Company has in the past and may in the future hold property for investment purposes and/or future development. The Company's real estate investment policy is to acquire both (i) income producing real estate properties to provide current income and cash flow and (ii) undeveloped real estate properties for future capital appreciation. This real estate policy is not restricted to a particular type, size or geographic location for any acquisition or the number or amount of mortgages that may be placed on any one piece of property.

The Company seeks to acquire real estate properties: (i) that are significantly under-valued in relation to its market or type; (ii) where the properties' debt can be restructured to provide enhanced cash flow; and (iii) that are partially developed and can be acquired for a discount for later development and operation. Management presently believes that there are a number of potential opportunities in the United States, Mexico, the Caribbean and other South American countries. The Company may acquire its ownership through the direct purchase of a property or through the acquisition of the capital stock or other equity securities of an entity engaged primarily in the operation or development of real estate properties. Subject to the fiduciary obligations of the Company's Board of Directors to its stockholders, the Company may acquire real estate properties for either investment or development that are owned directly or indirectly by affiliates of the Company. The Company may acquire real estate through the issuance of equity or the assumption of existing debt. There can be no assurance that the Company will acquire any real estate properties in the future or, if the Company does acquire any properties, that these properties will generate any income or capital appreciation. All real estate acquisitions by the Company are subject to real estate investment and development risks, including, but not limited to, the potential for increases in real property taxes and interest rates, fluctuating demand for real estate, difficulties in obtaining building permits or necessary zoning changes, construction delays, strikes, adverse weather conditions and other conditions beyond the control of the Company.

ITEM 3.           LEGAL PROCEEDINGS

On February 28, 2000, the Company received written notice from counsel to a former employee demanding payment of outstanding wages of $193,245. The Company currently is analyzing the merits of this demand and intends to defend any resulting claim vigorously.

ITEM 4.           SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of its security holders during the quarter ended December 31, 1999.

                                     PART II


ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table indicates the high and low bid prices for the Company's Common Stock as quoted on the OTC Bulletin Board for the periods indicated. The prices shown are representative inter-dealer prices, do not include retail markups, markdowns or commissions and may not necessarily reflect actual transactions.

                                                                                BID AND ASK PRICES
----------------------------------------------------------   ---------------------------------------------------------
PERIOD ENDING                                                       HIGH CLOSE                         LOW CLOSE
----------------------------------------------------------   ----------------------------   --------------------------
December 31, 1999                                                    $0.125                             $0.0625
September 30, 1999                                                   $0.125                             $0.0625
June 30, 1999                                                        $0.3125                            $0.125
March 31, 1999                                                       $0.500                             $0.0469

December 30, 1998                                                    $1.00                              $0.03125
September 30, 1998                                                   $1.00                              $0
June 30, 1998                                                        $1.00                              $0
March 31, 1998                                                       $1.00                              $0


HOLDERS OF RECORD

As of March 31, 2000, there were 894 holders of record of the Company's Common Stock, with 115,792,613 shares issued and outstanding.

DIVIDENDS

The Company has not declared any cash dividends for the two-year period ended December 31, 1999.

RECENT SALES OF UNREGISTERED SECURITIES

During 1999, the Company issued and sold the following securities, none of which were registered under the Securities Act, because the subject transactions involved non-public offerings exempt from registration under
Section 4(2) of the Securities Act and Regulation D promulgated thereunder:

On January 8, 1999, the Company issued an aggregate of 105,638,280 shares of Common Stock to ITD, S.A. de C.V. ("ITD"), formerly known as DSC, S.A. de C.V., and Hemisphere

Developments, Ltd. ("HEMISPHERE") upon the conversion of outstanding 5% Convertible Promissory Notes that were issued to ITD and Hemisphere on August 19, 1996. See "Item 12 - Certain Relationships and Related Transactions."

During the first quarter of 1999, Mr. Bradbury exercised stock options issuable into 200,000 shares of the Company's Common Stock.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis covers any material changes in financial condition since December 31, 1997 and any material changes in the results of operations for the twelve months ended December 31, 1999, as compared to the same period in 1998. This discussion and analysis should be read in conjunction with the Company's audited consolidated financial statements and the related notes thereto and the other financial information included elsewhere in this report. This discussion contains forward-looking statements that include risk and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those contained elsewhere in this report.

RESULTS OF OPERATIONS

DISCONTINUED OPERATIONS

Effective December 31, 1999, the Company sold all of the outstanding capital stock of AGII to Richard M. Bradbury, the Company's former president and a former director. See "Item 12--Certain Relationships and Related Transactions." Net sales of AGII for 1998 and 1999 were $707,701 and $710,857. These amounts are not included in net sales in the accompanying statements of operations. AGII accounted for 92% and 100% of the Company's consolidated revenue in 1998 and 1999. See Note 6 to the Notes to the Company's Financial Statements. The results of operations for AGII have been separately classified in the consolidated statements of operations.

CONTINUING OPERATIONS

The Company did not record any revenues from foreign operations in 1999 as a result of its sale of AGII at the end of 1999. The Company generated total revenues of $60,317 in 1998 that were generated from real estate consulting services.

General and administrative expenses decreased to $211,033 in 1999 from $403,285 in 1998 as a result of decreased costs related to foreign operations and reduced operating expenses resulting from the domestic cost control measures implemented during 1999.

OTHER INCOME AND EXPENSES

A portion of the interest expense ($4,507 of the $6,939 in 1999 and $263,285 of the $334,827 in 1998) was attributable to the Notes issued in connection with the purchase of the real estate properties from ITD and Hemisphere in 1996. The balance of $2,432 in 1999 relates to interest incurred on short term borrowings and the balance of $71,542 in 1998 resulted primarily from mortgage and other short-term interest expense for the Company's real estate properties in Mexico and domestic and foreign operations.

The Company did not sustain losses for exchange rate fluctuations in 1999, compared to losses of $64,874 in 1998 related to its Mexican operations. Mexico was considered a highly inflationary economy during 1998.

During 1999, the Company recognized a gain of $154,694 from the disposition and abandonment of certain assets, primarily parcels of undeveloped land, and the settlement of certain liabilities which were collateralized by the parcels of land.

NET LOSSES

As a result of the above, the Company had a consolidated net loss of $66,614 in 1999 compared to a loss of $604,789 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

On January 8, 1999, the Company issued an aggregate of 105,638,280 shares of Common Stock to ITD and Hemisphere upon the conversion of certain outstanding 5% Convertible Promissory Notes (the "NOTES") that the Company issued to ITD and Hemisphere in August, 1996. The Company issued the Notes pursuant to a transaction in which the Company previously acquired, among other things, ownership interest in four parcels of vacant or partially developed land in Mexico.

The Company's primary source of financing are receivables in the aggregate amount of $1,286,946 that is due from a significant shareholder. The Company currently has no revenue producing activities and is dependent on this receivable to finance its operations.

Net cash used in operating activities was $86,845 in 1999 and net cash provided by operating activities was $68,598 in 1998. Net cash used in operating activities in 1999 resulted primarily from the net loss adjusted by the gain on the disposition of assets, the reduction of the amount due from a shareholder and a decrease in accounts payable. Net cash provided by operating activities in 1998 resulted primarily from the net loss adjusted by the reduction of the amount due from a shareholder.

Net cash used in investing activities in 1998 of $24,913 resulted from increased investments in property held for sale or development. There were no cash flows from investing activities in 1999.

Net cash used in financing activities in 1998 of $88,600 resulted primarily from principal payments made on mortgages and notes. There were no cash flows from financing activities in 1999.

The Company has no material commitments for capital expenditures at December 31, 1999.

To date, the Company has financed its operations principally through borrowings and revenues derived from its previous real estate appraisal and consulting services. The Company will need additional capital to continue its operations for the next twelve months and may raise funds through the sale of equity shares and revenues from operations. There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or on terms favorable to the Company. Any additional equity financing may be dilutive to shareholders and these additional equity securities may have rights, preferences or privileges that are senior to those of the Company's Common Stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on the operating flexibility of the Company. The failure of the Company to obtain additional funding may jeopardize the Company's ability to continue its business and operations.

ASSETS, LIABILITIES AND LONG-TERM DEBT

At December 31, 1999, the Company's liabilities totaled $441,663, which are attributable entirely to domestic operations. The Company, at December 31, 1999, had a balance of $1,286,946 in accounts receivable from stockholders versus $1,463,046 in accounts receivable at December 31, 1998. The Company is utilizing the receivables for operating expenses and future capital requirements. See "--Results of Operations."

CURRENCY RISK

The Company is subject to risk in changes of foreign exchange rates for its subsidiaries that use a foreign currency as their functional currency, or for assets or liabilities that are foreign currency denominated and are translated to U.S. dollars at each reporting period. The Company has made quarterly currency translation adjustments (totaling $211,843 over an eight-year period) for its foreign operations, recognized as a component of stockholder's deficiency. During 1998, the Company used the U.S. dollar as the functional currency for its operations in Mexico because the Company considered Mexico to operate in a highly inflationary economy. The Company has not engaged in the purchase of forward contracts, or other hedging techniques, to manage this foreign exchange risk to protect against earnings and cash flow volatility resulting from changes in foreign exchange rates.

ITEM 7.           FINANCIAL STATEMENTS

The information required by this item is included in the financial pages attached hereto and incorporated herein by reference. The index to the consolidated financial statements can be found on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 28, 2000, the Company changed accountants from Tubbs & Bartnick, P.A. to Stark Tinter & Associates, LLC. Tubbs & Bartnick, P.A. declined to stand for re-election, given that one of its shareholders became a member of Stark Tinter & Associates, LLC. The consolidated financial statements reported on by Tubbs & Bartnick, P.A. were not subject to an adverse or qualified opinion, or a disclaimer of opinion during the past fiscal year and the interim period ended February 28, 2000, and there were no disagreements related to accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the past fiscal year and the interim period ended February 28, 2000. The decision to change accountants was approved by the Company's Board of Directors.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The directors and executive officers of the Company and their ages as of March 31, 2000 are as follows:


  ----------------------------------------------- ------------- ----------------------------------------------------
  NAME                                                AGE       POSITION HELD WITH THE COMPANY
  ----------------------------------------------- ------------- ----------------------------------------------------
  Bernardo Dominguez Cereceres                         39       Chairman of the Board of Directors

  ----------------------------------------------- ------------- ----------------------------------------------------
                                                                Chief Executive Officer, Acting Chief Financial

  Jaime Serra                                          55       Officer and Director

  ----------------------------------------------- ------------- ----------------------------------------------------
  Pablo Macedo                                         70       Director and Secretary
  ----------------------------------------------- ------------- ----------------------------------------------------
  Jorge Lopez Nunez                                    62       Director
  ----------------------------------------------- ------------- ----------------------------------------------------


There are no family relationships among any of the executive officers or directors of the Company.

BERNARDO DOMINGUEZ CERECERES, Chairman of the Board of the Company, has served as Chairman of the Board since August 1996, when the Company completed the acquisition of certain real estate properties from ITD, S.A. de C.V., a Mexican company formerly known as DSC, S.A. de C.V., with interests in resort hotels, travel agencies, real estate development, and construction-related activities in Mexico, the Caribbean and South America. Mr. Dominguez has been President and Chief Executive Officer of ITD, S.A. de C.V. since 1986.

JAIME SERRA, Chief Executive Officer, Acting Chief Financial Officer and a director of the Company, has served as Chief Executive Officer and a director since June 1999 and as Acting Chief Financial Officer since January 2000. From 1995 to 1998, Mr. Serra also served as a financial and management advisor for Grupo Asesor Mexicano, S.C. Since March 1998, Mr. Serra has served as the President of Urbaterra, S.C., a land development company formed under the laws of Mexico. From January 1994 to 1995, Mr. Serra was the Technical Director of the Asociacion de Banqueros de Mexico A.C.; and from July 1985 to December 1993, he held various executive offices at Casa de Bolsa Arka, S.A. de C.V., Value Casa de Bolsa, S.A. and Casa de Bolsa, Cremi.

PABLO MACEDO, Secretary and a director of the Company, has served as a director of the Company since June 1999 and as Secretary since January 2000. Mr. Macedo has been Corporate Vice Chairman of ITD from 1992 to present. From 1984 to 1992, he was Chief Executive Officer of Promociones Turisticas Banamex, S.A. de C.V.

JORGE LOPEZ NUNEZ, a director of the Company, has served as a director of the Company since June 1999. Mr. Lopez Nunez is a co-founder of ITD, S.A. de C.V. and has served as its Vice-Chairman since 1986. From 1984 to 1985, Mr. Lopez Nunez was Operational and Energy Manager of Secretaria de Minas e Industria Paraestatal. From 1982 to 1984, he was Executive Vice President of Credito Mexicano.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership in the Company's common stock and other equity securities of the Company. Executive officers, directors and persons who own more than 10% of a registered class of the Company's equity securities are required by the SEC regulation to furnish the Company with copies of all Section 16(a) forms they file with the SEC.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representation that no other reports were required, the Company's officers, directors and greater than ten percent (10%) stockholders complied with all applicable Section 16(a) filing requirements, except for: (i) one Form 5 to be filed by Bernardo Dominguez Cereceres, Chairman of the Board of Directors; (ii) one Form 3 and one Form 5 to be filed by Jaime Serra, the Chief Executive Officer, Acting Chief Financial Officer and Director; (iii) one Form 5 to be filed by Pablo Macedo, a Director and Secretary; (iv) one Form 3 and one Form 5 to be filed by Jorge Lopez Nunez, a Director; (v) one Form 5 to be filed by Richard M. Bradbury, the Company's former President; (vi) one Form 4 to be filed by Hemisphere Developments, Ltd.; and (vii) one Form 4 to be filed by ITD, S.A. de C.V. The Company intends to file all delinquent Form 3s, 4s and 5s within 30 days of the filing of this Report.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table provides information concerning the compensation paid to persons who served as the Company's chief executive officer during 1999 and other executive officers of the Company who received annual compensation, including salary and bonus, in excess of $100,000 in 1999 (the "NAMED EXECUTIVE OFFICERS").

-----------------------------------------------------------------------------------------------------------------------------------
                                             ANNUAL COMPENSATION                      LONG TERM COMPENSATION
--------------------- -------- ------------------------------------------   -----------------------------------------
                                                                                       AWARDS               PAYOUTS
                                                                            -----------------------------   ---------
NAME AND PRINCIPAL                 SALARY        BONUS      OTHER ANNUAL      RESTRICTED      SECURITIES       LTIP     ALL OTHER
     POSITION           YEAR         ($)          ($)       COMPENSATION        STOCK         UNDERLYING      PAYOUTS  COMPENSATION
                                                                  ($)           AWARD(S)      OPTIONS/SARS      ($)        ($)
                                                                                  ($)              (#)
----------------------- -------- --------------- ---------- ----------------- ------------- ------------------ ---------- ---------
Jaime Serra, Chief      1999           --           --             --              --              --             --          --
Executive Officer and
Acting Chief
Financial Officer (1)
----------------------- -------- --------------- ---------- ----------------- ------------- ------------------ ---------- ---------

Richard M. Bradbury,
Former President (2)    1999        $60,500         --             --              --              --             --          --
----------------------- -------- --------------- ---------- ----------------- ------------- ------------------ ---------- ---------
                        1998        100,000(3)      --             --              --          2,000,000          --          --
                                                                                                  (5)
                        -------- --------------- ---------- ----------------- ------------- ------------------ ---------- ---------
                        1997        100,000(4)      --             --              --              --             --          --
                        -------- --------------- ---------- ----------------- ------------- ------------------ ---------- ---------
-----------------------------------------------------------------------------------------------------------------------------------

-------------

(1) Mr. Serra was appointed the Chief Executive Officer effective June 8, 1999, and Acting Chief Financial Officer of the Company effective January 27, 2000.
(2)      Mr. Bradbury resigned as President effective December 31, 1999.
(3)      Includes accrued and deferred salary of $44,750.
(4)      Includes accrued and deferred salary of $71,848.
(5)      These stock options terminated in their entirety effective
         December 31, 1999.

OPTION/SAR GRANTS IN LAST FISCAL YEAR - (INDIVIDUAL GRANTS)


----------------------------- ------------------------------ ---------------------------------- --------------------- -------------
                                  NUMBER OF SECURITIES         PERCENT OF TOTAL OPTIONS/SARS
                                 UNDERLYING OPTIONS/SARS          GRANTED TO EMPLOYEES IN         EXERCISE OR BASE      EXPIRATION
            NAME                       GRANTED (#)                      FISCAL YEAR                 PRICE ($/SH)           DATE

----------------------------- ------------------------------ ---------------------------------- --------------------- -------------
Jaime Serra (1)                            --                               --                           --                 --
----------------------------- ------------------------------ ---------------------------------- --------------------- -------------

Richard M. Bradbury (2)                    --                               --                           --                 --
----------------------------- ------------------------------ ---------------------------------- --------------------- -------------

-------------

(1) Mr. Serra was appointed the Chief Executive Officer effective June 8, 1999, and Acting Chief Financial Officer of the Company effective January 27, 2000.

(2)      Mr. Bradbury resigned as President effective December 31, 1999.

OPTION EXERCISES IN 1999

Set forth below is information with respect to exercises of stock options by the Named Executive Officers during 1999 and the fiscal year-end value of all unexercised stock options held by these persons.

    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL
                    YEAR-END OPTION/SAR VALUES


------------------------ ----------------- --------------- --------------------------------------- --------------------------------
                                                                   NUMBER OF UNEXERCISED               VALUE OF UNEXERCISED,
                                                                   OPTIONS/SARS AT FISCAL           IN-THE-MONEY OPTIONS/SARS AT
                                                                        YEAR-END (#)                    FISCAL YEAR-END ($)
------------------------ ----------------- --------------- --------------------------------------- ---------------- ---------------
                              SHARES
                           ACQUIRED ON         VALUE
          NAME             EXERCISE (#)     REALIZED ($)      EXERCISABLE        UNEXERCISABLE       EXERCISABLE      UNEXERCISABLE
------------------------ ----------------- --------------- ------------------ -------------------- ---------------- ---------------
Jaime Serra                     --               --               --                  --                --                 --
------------------------ ----------------- --------------- ------------------ -------------------- ---------------- ---------------
Richard M. Bradbury          200,000         27,000(1)            --                  --                --                 --
------------------------ ----------------- --------------- ------------------ -------------------- ---------------- ---------------


-------------

(1) Based on an exercise price of $0.135 for shares of the Company's Common Stock pursuant to the Employment Agreement between the Company and Mr. Bradbury.

DIRECTOR COMPENSATION

Members of the Company's Board of Directors are entitled to receive 500 shares of Common Stock for each meeting attended. During 1999, no shares of Common Stock were issued for this service.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the Common Stock as March 31, 2000 by: (i) each of the Company's officers and directors; (ii) each person who is known by the Company to beneficially own more than 5% of the outstanding Common Stock; and (iii) all of the officers and directors as a group. Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investing power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable community property laws, and their address is c/o International Realty Group, Inc., Av. Constituyentes 647, Mexico, D.F. 11810.


--------------------- ------------------------------------------------ ----------------------------- -----------------------
   TITLE OF CLASS           NAME AND ADDRESS OF BENEFICIAL OWNER            AMOUNT AND NATURE OF        PERCENT OF CLASS (1)
                                                                              BENEFICIAL OWNER
--------------------- ------------------------------------------------ ----------------------------- -----------------------
Common Stock          Hemisphere Developments, Ltd. (2)                         53,277,320                   46.0%

--------------------- ------------------------------------------------ ----------------------------- -----------------------
Common Stock          ITD, S.A. de C.V., formerly DSC,                          52,100,070                   46.0%
                      S.A. de C.V. (3)
--------------------- ------------------------------------------------ ----------------------------- -----------------------
Common Stock          Bernardo Dominguez Cereceres (3)                          52,100,070                   46.0%

--------------------- ------------------------------------------------ ----------------------------- -----------------------
Common Stock          Jaime Serra                                                386,438                       *

--------------------- ------------------------------------------------ ----------------------------- -----------------------
Common Stock          All officers and directors as a group                     52,486,508                   45.3%
                      (4 persons)
--------------------- ------------------------------------------------ ----------------------------- -----------------------


* Represents less than one percent of class.

-----------

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants exercisable within 60 days of March 31, 2000 are deemed outstanding for computing the percentage of the person or entity holding these options but are not deemed outstanding for computing the percentage of any other person. As of March 31, 2000, the Company had 115,792,613 shares of Common Stock outstanding.

(2) The relevant address is c/o Hemisphere, Atlantic House, 4-8 Circular Road, Douglas, Isle of Man.

(3) These shares are owned by ITD, S.A. de C.V., formerly known as DSC, S.A. de C.V., of which Bernardo Dominguez Cereceres is Chairman and has a controlling interest.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective as of December 31, 1999, the Company sold all of the outstanding shares of capital stock of AGII to Mr. Bradbury, the Company's former President and a director, in exchange for certain shares of the Company's Common Stock owned by Mr. Bradbury. The purchase price for AGII's outstanding capital stock was agreed upon by the parties after arms-length negotiations and consisted of:
(i) 800,000 shares of IRG Common Stock that Mr. Bradbury transferred to IRG on the closing date of the transaction; and (ii) up to 400,000 shares of IRG Common Stock that Mr. Bradbury will transfer to IRG pursuant to the terms and conditions of a related escrow agreement. Under the escrow arrangement, Mr. Bradbury, from time to time between March 1, 2000 and March 1, 2003, has the option to reduce the number of the additional 400,000 escrow shares that he will transfer to IRG if, among other things, the then fair market value of IRG Common Stock exceeds $0.50 per share. These shares will be released from escrow on March 1, 2003.

On January 8, 1999, the Company issued an aggregate of 105,638,280 shares of Common Stock to ITD, S.A. de C.V. (formerly known as DSC, S.A. de C.V.) and Hemisphere Developments, Ltd. upon the conversion of certain outstanding 5% Convertible Promissory Notes that were issued to ITD and Hemisphere on August 19, 1996. Mr. Bernardo Dominguez Cereceres, the Company's Chairman of the Board, also serves as Chairman of ITD.

ITEM 13. EXHIBITS AND CURRENT REPORTS ON FORM 8-K

         (a)   Financial Statements.

               (1) The index to the Company's consolidated financial statements appears on page F-1.

         (b)   Current Reports on Form 8-K

               (1) The Company did not file any Current Reports on Form 8-K during the last quarter of 1999.

         (c)   Exhibits.


--------- ----- --------------------------------------------------------------------------------------------------------------
NO.             EXHIBIT
--------- ----- --------------------------------------------------------------------------------------------------------------
3.1       --    Articles of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on
                April 13, 1970. (1)
--------- ----- --------------------------------------------------------------------------------------------------------------
3.2        --   Articles of Amendment and Restatement of the Articles of Incorporation of the Company, as filed with the
                Secretary of State of the State of Delaware on December 15, 1986. (1)
--------- ----- --------------------------------------------------------------------------------------------------------------
3.3        --   Articles of Amendment and Restatement of the Articles of Incorporation of the Company, as filed with the
                Secretary of State of the State of Delaware on August 10, 1989. (1)
--------- ----- --------------------------------------------------------------------------------------------------------------
3.4        --    Bylaws of the Company. (1)

--------- ----- --------------------------------------------------------------------------------------------------------------
10.1      --    Employment Agreement, dated March 1, 1993 and modified December 31, 1994, between Richard M. Bradbury and the Company. (L)(2)
--------- ----- --------------------------------------------------------------------------------------------------------------
10.2      --    Employment Agreement, dated December 18, 1998, between Richard M. Bradbury and the Company. (L)(3)

--------- ----- --------------------------------------------------------------------------------------------------------------
10.3      --    Amended and Restated Agreement, dated as of August 19, 1996, between the Company, ITD, S.A. de C.V. and
                Hemisphere Developments, Ltd. (4)
--------- ----- --------------------------------------------------------------------------------------------------------------
10.4      --    Convertible Note, dated as of August 19, 1996, in favor of ITD, S.A. de C.V. (4)

--------- ----- --------------------------------------------------------------------------------------------------------------
10.5      --    Convertible Note, dated as of August 19, 1996, in favor of Hemisphere Developments, Ltd. (4)

--------- ----- --------------------------------------------------------------------------------------------------------------
10.6      --    Stock Purchase Agreement, dated as of December 31, 1999, between the Company and Richard M. Bradbury. (5)

--------- ----- --------------------------------------------------------------------------------------------------------------
10.7      --    Escrow Agreement, dated as of March 1, 2000, between the Company, Richard M. Bradbury and the escrow agent.
                (5)
--------- ----- --------------------------------------------------------------------------------------------------------------
16.1      --    Letter, received by the Company on March 2, 2000, from Tubbs & Bartnick, P.A. regarding the change of certifying accountant. (6)
--------- ----- --------------------------------------------------------------------------------------------------------------
21.1      --    The following table sets forth, as of December 31, 1999, the name of each of the Company's subsidiaries, the Company's percentage ownership and the jurisdiction of incorporation of each subsidiary:
--------- ----- --------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------------------
NO.      EXHIBIT

         Incorporation of each subsidiary:
----------------------------------------------------------- --------------- --------------------------- ----------------------
                                                               PERCENT                                   STATE OR COUNTRY OF
NAME OF SUBSIDIARY                                            OWNERSHIP       DATE OF INCORPORATION         INCORPORATION
----------------------------------------------------------- --------------- --------------------------- ----------------------
U.S. COMPANIES:
----------------------------------------------------------- --------------- --------------------------- ----------------------
The Appraisal Group, Inc.                                        100             August 21, 1974               Florida
----------------------------------------------------------- --------------- --------------------------- ----------------------
U.S. Properties Investment & Auction, Inc.                       100              March 31, 1987               Florida
----------------------------------------------------------- --------------- --------------------------- ----------------------
Stragix International, Inc.                                      100              April 1, 1990                Florida
----------------------------------------------------------- --------------- --------------------------- ----------------------
IRG Financial Services, Inc.                                     100              June 15, 1992                Florida
----------------------------------------------------------- --------------- --------------------------- ----------------------

------------------------------------------------------------------------------------------------------------------------------
FOREIGN COMPANIES:
----------------------------------------------------------- --------------- --------------------------- ----------------------
Centro de Promociones Guerrero, S.A. de C.V.                     100              March 13, 1989               Mexico
----------------------------------------------------------- --------------- --------------------------- ----------------------
Appraisal Group International, Rt.                               37.5              June 6, 1990                Hungary
----------------------------------------------------------- --------------- --------------------------- ----------------------
Cluster Inmobiliaria de Ixtapa, S.A. de C.V.                      75              July 24, 1991                Mexico
----------------------------------------------------------- --------------- --------------------------- ----------------------
Caye Bokel Limited                                               100             January 27, 1995              Belize
----------------------------------------------------------- --------------- --------------------------- ----------------------
Newland Corp.                                                    100            December 12, 1995         Marshall Islands
----------------------------------------------------------- --------------- --------------------------- ----------------------
Nueva Tierra, S.A. de C.V.                                        30             October 6, 1995               Mexico
----------------------------------------------------------- --------------- --------------------------- ----------------------

------------------------------------------------------------------------------------------------------------------------------
27.1        --    Financial Data Schedule.
------------------------------------------------------------------------------------------------------------------------------


------------

(L)      Denotes a management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the similarly described exhibit included with the registrant's Current Report on Form 8-K, filed on May 5, 1992.

(2) Incorporated by reference to the similarly described exhibits included with the registrant's Annual Report on Form 10-KSB, dated May 31, 1995.

(3) Incorporated by reference to the similarly described exhibits included with the registrant's Annual Report on Form 10-KSB, dated
         April 12, 1998.

(4) Incorporated by reference to the similarly described exhibit included with the registrant's Amendment No. 2 to Current Report on Form 8-K, filed on November 26, 1997.

(5) Incorporated by reference to the similarly described exhibit included with the registrant's Current Report on Form 8-K, filed on March 15, 2000

(6) Incorporated by reference to the similarly described exhibit included with the registrant's Current Report on Form 8-K, filed on March 6, 2000.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INTERNATIONAL REALTY GROUP, INC.


Date:  April 14, 2000           By: /s/ JAIME SERRA
                                    --------------------------------------------
                                    Jaime  Serra,  Chief  Executive  Officer and
                                    Acting Chief  Financial  Officer  (Principal
                                    Executive and Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated and on April 14, 2000.



/s/ Bernardo Dominguez Cereceres
--------------------------------    Chairman of the Board of Directors
Bernardo Dominguez Cereceres


/s/ Jaime Serra                     Chief Executive Officer, Acting Chief
--------------------------------    Financial Officer and Director (Principal
Jaime Serra                         Executive and Financial Officer)


/s/ Pablo Macedo
--------------------------------    Secretary and Director
Pablo Macedo


/s/ Jorge Lopez Nunez
--------------------------------    Director
Jorge Lopez Nunez

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS


Independent Auditor's Reports                                                                             F-2
Consolidated balance sheet as of December 31, 1999                                                        F-4
Consolidated statements of operations for the years ended December 31,
  1998 and 1999                                                                                           F-5
Consolidated statement of stockholders' equity for the two years ended
  December 31, 1999                                                                                       F-6
Consolidated statements of cash flows for the years ended December 31,
  1998 and 1999                                                                                           F-7
Notes to consolidated financial statements                                                                F-8

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





                                        TUBBS & BARTNICK, P.A.
                                        Certified Public Accountants


Boca Raton, Florida
April 12, 1999

                          INDEPENDENT AUDITOR'S REPORT





To the Board of Directors and Shareholders:
   International Realty Group, Inc. and Subsidiaries


We have audited the consolidated balance sheet of International Realty Group, Inc. and Subsidiaries as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Realty Group, Inc. and Subsidiaries as of December 31, 1999 , and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.





Stark Tinter & Associates, LLC
Certified Public Accountants


Denver, Colorado
April 4, 2000

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999


                                     ASSETS

Real estate, at cost
     Property held for development or sale                                                     $ 5,273,013
                                                                                                ----------

Accounts receivable
     Due from shareholder                                                                        1,286,946
     Other                                                                                           1,157
                                                                                                ----------
         Total accounts receivable                                                               1,288,103
                                                                                                ----------

Cash and cash equivalents                                                                              470
                                                                                                ----------

Other assets                                                                                        44,958
                                                                                                ----------

                                                                                               $ 6,606,544
                                                                                                ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
     Accounts payable                                                                           $  441,663
                                                                                                ----------

Minority interest                                                                                1,281,155
                                                                                                ----------

Stockholders' equity
     Common stock, $.001 par value,
      450,000,000 shares authorized, 115,784,731
      shares issued and outstanding                                                                115,784
     Additional paid in capital                                                                  7,258,584
     Accumulated deficit                                                                        (2,133,450)
     Accumulated other comprehensive income:
       Currency translation adjustment                                                            (211,843)
                                                                                                ----------
                                                                                                 5,029,075
     Treasury stock, at cost                                                                      (145,349)
                                                                                                ----------
         Total Stockholders' Equity                                                              4,883,726
                                                                                                ----------

                                                                                               $ 6,606,544
                                                                                                ==========

            Read the accompanying notes to the financial statements.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999

                                                                                  1998                 1999
                                                                                  ----                 ----

Service revenue                                                             $     60,317          $          -

Operating costs and expenses
     General and administrative expenses                                         403,285               211,033
     Interest expense                                                            334,827                 6,939
     Depreciation and amortization                                                52,912                51,698
                                                                            ------------          ------------
       Total Operating Expenses                                                  791,024               269,670
                                                                            ------------          ------------
(Loss) from operations                                                          (730,707)             (269,670)
                                                                            ------------          ------------

Other income (expense)
   Exchange rate fluctuations                                                    (64,874)                    -
   Other income                                                                    5,556                     -
   Gain on the disposition of assets                                                   -               154,694
                                                                            ------------          ------------
                                                                                 (59,318)              154,694
                                                                            ------------          ------------
(Loss) before minority interest and
       provision for income taxes                                               (790,025)             (114,976)

Minority interest                                                                 97,902                18,928
                                                                            ------------          ------------

(Loss) before provision for income taxes                                        (692,123)              (96,048)
Provision for income taxes (benefit)                                             (23,300)               (5,900)
                                                                            ------------          ------------
(Loss) from continuing operations                                               (668,823)              (90,148)

Discontinued operations:
Income from operation of discontinued subsidiary, net of
  income taxes of $23,300 and $5,900                                              64,034                23,534
                                                                            ------------          ------------
Net (loss)                                                                      (604,789)              (66,614)

Other comprehensive income:
       Foreign currency translation adjustment                                   (30,439)               52,896
                                                                            ------------          ------------

Comprehensive (loss)                                                        $   (635,228)         $    (13,718)
                                                                            ============          ============

Per share information

Weighted average common shares outstanding -
  basic and fully diluted                                                      9,954,313           115,769,375
                                                                            ============          ============

Income (Loss) per share - basic and fully diluted
  Continuing operations                                                     $      (.07)          $      (.00)
  Income from operation of discontinued subsidiary                                  .01                   .00
                                                                            ------------          ------------
  Net (loss)                                                                $      (.06)          $      (.00)
                                                                            ============          ============

            Read the accompanying notes to the financial statements.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE TWO YEARS ENDED DECEMBER 31, 1999

                                                                                                    Currency
                                                       Common Stock                Paid in         Translation        Accumulated
                                                       ------------
                                                  Shares          Amount           Capital          Adjustment          Deficit
                                                  ------          ------           -------          ----------          -------
Balance - December 31, 1997                     9,954,313      $   9,954       $ 1,138,985         $   (234,300)     $(1,462,047)

Effect of currency fluctuations on net
  assets of foreign subsidiary                                                                          (30,439)
Contribution to capital                                                            500,483
Net (loss) for the year                                                                                                 (604,789)
                                             ------------       --------        ----------           ----------       -----------

Balance December 31, 1998                       9,954,313          9,954         1,639,468             (264,739)      (2,066,836)

Conversion of debt to equity                  105,638,280        105,638         5,186,099
Contribution to capital by
  shareholder                                                                      430,217
Issuance of common shares
  upon exercise of options                        200,000            200             2,800
Return of common shares related to
  the sale of subsidiary
Return and cancellation of shares                  (7,862)            (8)
Effect of currency fluctuations on net
  assets of foreign subsidiary                                                                           52,896

Net (loss) for the year                                                                                                  (66,614)
                                             ------------       --------        ----------           ----------       -----------

Balance December 31, 1999                     115,784,731      $ 115,784       $ 7,258,584         $   (211,843)     $(2,133,450)
                                             ============       ========        ==========           ==========       ===========

                                               Treasury Stock
                                               --------------
                                           Shares         Amount
                                           ------        ---------
Balance - December 31, 1997                17,500        $  (15,472)

Effect of currency fluctuations on net
  assets of foreign subsidiary
Contribution to capital
Net (loss) for the year
                                           -------        ---------

Balance December 31, 1998                  17,500          (15,472)

Conversion of debt to equity
Contribution to capital by
  shareholder
Issuance of common shares
  upon exercise of options
Return of common shares related to
  the sale of subsidiary                   800,000          (129,877)
Return and cancellation of shares
Effect of currency fluctuations on net
  assets of foreign subsidiary

Net (loss) for the year
                                           -------        ---------

Balance December 31, 1999                  817,500         $ (145,349)
                                          ========         =========

            Read the accompanying notes to the financial statement.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999


                                                                                  1998                  1999
                                                                                  ----                  ----
Cash flows from operating activities
     Net (loss)                                                               $ (604,789)            $ (66,614)
        Adjustments to reconcile net (loss)
        to net cash provided by (used in)
        operating activities:
          Depreciation and amortization                                           52,912                51,698
          Exchange rate fluctuations                                             (64,874)               52,896
          (Gain) Loss on disposal of assets                                         -                 (154,693)
          Minority interest in subsidiaries                                       11,757               (36,902)
          Changes in assets and liabilities:
              Net assets of discontinued operations                               81,040                (5,360)
              (Increase) decrease in:
                Accounts receivable - shareholder                                560,654               176,100
                Accounts receivable - other                                       14,684                26,540
                Other assets                                                      31,605               (29,372)
              Increase (decrease) in:
                Accounts payable - shareholders                                  (19,000)                 -
                Accounts payable                                                   4,609              (101,138)
                                                                              ----------            ----------
     Net Cash Provided By (Used In) Operating Activities                          68,598               (86,845)
                                                                              ----------            ----------

Cash flows from investing activities
     Improvements to real estate                                                 (24,913)                 -
                                                                              ----------            ----------
     Net Cash (Used In) Investing Activities                                     (24,913)                 -
                                                                              ----------            ----------

Cash flows from financing activities
     Principal payments on mortgage and note payable                             (88,600)                 -
                                                                              ----------            ----------
     Net Cash (Used In) Financing Activities                                     (88,600)                 -
                                                                              ----------            ----------

Effect of exchange rates on cash                                                  34,435                  -
                                                                              ----------            ----------

Net (decrease) increase in cash                                                  (10,480)              (86,845)
Cash - beginning of year                                                          97,795                87,315
                                                                              ----------            ----------
Cash - end of year                                                            $   87,315          $        470
                                                                              ==========            ==========

Supplemental disclosures of cash flow information:

   Cash paid for:
     Interest                                                                 $   18,400          $      6,939
     Income taxes                                                             $     -             $       -

Supplemental schedule of non-cash investing and financing activities:

Contribution to capital resulting from the retirement of
  Debt by shareholders                                                        $  500,483          $       -
Conversion of debt to common stock by shareholder                             $     -             $  5,291,737
Contribution to capital by shareholder                                        $     -             $    430,217
Treasury shares received for the sale of a subsidiary                         $     -             $    129,877

            Read the accompanying notes to the financial statement.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 1 - ACCOUNTING POLICIES

A. Organization

International Realty Group, Inc. was incorporated under the laws of the State of Delaware on April 13, 1970. The Company holds land for development, primarily in Mexico. The Company intends to develop the Mexican properties into various resort and commercial developments and to market the developed properties.

The Company is currently dependent upon the collection of the receivable from a shareholder as described in Note 4 for the funding of its operations and settlement of its obligations.

B. Consolidation policy

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

C. Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight line method over the expected useful lives of the assets.

D. Cash and cash equivalents

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

G. Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 1999. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, and accounts payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


H. Impairment of long lived assets

Long lived assets and certain identifiable intangibles held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Management has not identified any impairment losses as of December 31, 1999.

I. Real estate held for development or sale

Real estate held for future development consists of undeveloped and partially developed land and is carried at the lower of cost or net realizable value. Construction costs, including interest are capitalized while the project is under development.

J. Foreign currency translation

Local currency is the functional currency for the Company's foreign subsidiaries. Assets and liabilities are translated using the exchange rates in effect on the balance sheet date. Income and expenses are translated at the average exchange rates for the year. Translation adjustments are reported as a separate component of stockholders' equity.

When a foreign entity operates in a highly inflationary economy, the Company uses the US dollar as the functional currency rather than the local currency. The Company translates non monetary assets and liabilities and related expenses into US dollars at historical exchange rates. The Company translates all other income statement amounts using average exchange rates for the year. Monetary assets and liabilities are translated at end of period exchange rates and any gains or losses are reported in the results of operations. Mexico was considered a highly inflationary economy for the year ended December 31, 1998.

K. Net (Loss) per Common  Share

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented common stock equivalents were not considered as their effect would be anti dilutive.

L. Segment Information

The Company follows SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information." Certain information is disclosed, per SFAS No. 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single business segment and will evaluate additional segment disclosure requirements as it expands its operations.

M. Reclassifications

Certain amounts included in the accompanying financial statements from the previous year have been reclassified to conform to the current year's presentation.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


N. Recent Pronouncements

The FASB recently issued Statement No 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined if it will early-adopt and what the effect of SFAS No. 133 will be on the earnings and financial position of the Company.

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

                  Assets acquired:
                    Land                                         $ 5,014,200
                    Receivable due from DSC                        2,110,500
                    Cash                                             317,800
                    Other assets                                      33,000
                                                                   ---------
                                                                   7,475,500
                                                                   ---------
                  Liabilities assumed:
                    Mortgages                                      1,094,100
                    Accounts payable and accrued expenses            323,300
                    Minority interest in net assets                1,312,700
                                                                   ---------
                                                                   2,730,100
                                                                   ---------
                                                                 $ 4,745,400
                                                                   =========


The assets and liabilities have been recorded at a net asset value of $4,745,400, which is the estimated fair value of the Notes and common stock issued at the date of the Transaction. The receivable due from DSC, cash and other assets were recorded at their stated amounts. Liabilities were recorded at their present value. Minority interest represents the portion of the undivided net assets not acquired.

The acquisition price of the land and other assets less the liabilities assumed in the Transaction was determined based upon the estimated fair value of the common stock (using the restricted value of

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

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

NOTE 3 - LAND HELD FOR FUTURE DEVELOPMENT

           Location                    Acreage                         Amount
           --------                    -------                         ------
        Ixtapa, Mexico                       26                   $ 4,534,513
        Caye  Bokel, Belize                  87                       456,400
        Guanajuato, Mexico                  236                       272,500
        La Paz, Mexico                    3,451                         9,600
                                                                   ----------
                                                                  $ 5,273,013
                                                                   ==========

Improvements amounting to $673,913 are included in the cost of land.

NOTE 4 - DUE FROM SHAREHOLDER

Amounts due from shareholder (DSC) were acquired through the Transaction described in Note 2. Amounts due from DSC were pledged as collateral on the convertible notes (see Note 5). The balance at December 31, 1999 is $1,286,946.

NOTE 5 - CONVERTIBLE NOTES

Convertible notes (Notes) with a face value of $4,700,900 which had accrued interest at 5% per annum and matured on February 1, 1999 were collateralized by the assets acquired less liabilities assumed in the Transaction described in
Note 2. Accrued interest of $590,837 had been combined with the principal balance. On January 8, 1999 the Notes were converted into 105,638,280 shares of the Company's common stock.

NOTE 6 - DISCONTINUED OPERATIONS

Effective on December 31, 1999 the Company disposed of a subsidiary, Appraisal Group International, Inc. (AGII). AGII had accounted for 92% and 100% of the Company's consolidated revenue in 1998 and 1999. The assets disposed of consisted principally of cash, accounts receivable and furniture and equipment.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

The Company exchanged the net assets of AGII of $129,877 for 800,000 shares of its common stock previously held by an officer and director. Additionally, the officer agreed to escrow an additional 400,000 common shares as part of the purchase price, which shares shall be released to the Company on February 24, 2003, provided however, that, if at any time prior to February 24, 2003 the cumulative fair market value of the escrowed shares exceeds $200,000, the officer shall have the right to adjust the number of escrowed shares deliverable to the Company downward. If the cumulative fair market value exceeds $200,000 the number of shares deliverable will be calculated by dividing $200,000 by the fair market value per share. Concurrently with this exchange this officer resigned from the Company.

The Company has recorded as treasury stock the 800,000 common shares received with a cost of $129,877. No gain or loss has been recognized on the transaction.

Operating results for AGII for the years ended December 31, 1999 are shown separately in the accompanying statement of operations. The statement of operations for the year ended December 31, 1998 has been restated and operating results for AGII are also shown separately.

Net sales of AGII for 1998 and 1999 were $707,701 and $710,857. These amounts are not included in net sales in the accompanying statements of operations.

Assets and liabilities disposed of consisted of consisted of the following at December 31, 1999:


               Cash                                  $    1,016
               Accounts receivable                       77,915
               Furniture and equipment                   83,142
               Other assets                              15,258
                                                       --------
                  Total assets                          177,331
               Accounts payable                         (47,454)
                                                       --------
               Net assets                              $129,877
                                                       ========

Assets are shown at their net realizable values and liabilities are shown at their face amounts.

NOTE 7 - DISPOSITION OF ASSETS

During the year ended December 31, 1999 the Company disposed of or abandoned certain parcels of undeveloped land and other assets. In conjunction with the dispositions certain liabilities were also settled. The Company recognized a gain of $154,694 related to these dispositions and abandonment's.

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

The Company's deferred tax asset of approximately $250,000 resulting from net operating loss

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

carryforwards is fully offset by a valuation allowance at December 31, 1999. The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income. The Company has net operating loss carry forwards aggregating approximately $700,000, which expire between 2005 and 2020.

The Company has not provided for federal income taxes on undistributed earnings of its foreign subsidiaries which have been reinvested in their operations. If these earnings were distributed, net operating loss carryforwards and foreign tax credits available under current law would eliminate the resulting federal income tax liability.

NOTE 9 - RELATED PARTY TRANSACTIONS

During December, 1999, an officer and director of the Company resigned and at this time he acquired one of the Company's subsidiaries (See Note 6).

During 1998 the above officer made working capital advances to the Company aggregating $16,309. At December 31, 1999 the aggregate amount due to this officer for advances and unpaid salary of $430,217 was contributed to the capital of the Company.

NOTE 10 - STOCKHOLDERS' EQUITY

On January 8, 1999, the Company increased the authorized number of common shares from 100,000,000 to 450,000,000. Concurrently with this increase the convertible notes described in Note 5 were converted into 105,638,280 shares of the Company's common stock.

During January, 1999 an officer of the Company exercised options to purchase 200,000 shares of common stock at $.015 per share. The officer forgave $3,000 in amounts due to him in exchange for the common shares.