Form 10QSB
period 2000-03-31
INTERNATIONAL REALTY GROUP INC
filed 2000-05-15
CIK 887310

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)
[X ]     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________


                         Commission File Number 0-20180

                        INTERNATIONAL REALTY GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         DELAWARE                                       62-1277260
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

            AV. CONSTITUYENTES 647 MEXICO, D.F.            11810
            -----------------------------------            -----
          (Address of principal executive office)        (Zip Code)

                               011 (525) 277-9211
                               ------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

The number of shares outstanding of each of Issuer's classes of common equity as of May 8, 2000.

   Common Stock, $0.001 par value per share                   115,784,751
   ----------------------------------------             -----------------------
            Title of Class                                  Number of Shares


Transitional Small Business Disclosure Format   yes        no  X
                                                   -----     -----

International Realty Group, Inc.

                                      Index


                                                               PART I

Item 1.                 Financial Statements

                        Consolidated Balance Sheet as of
                          March 31, 2000                                                                              2

                        Consolidated Statements of Operations for the Three Months Ended March 31,
                            2000 and 1999                                                                             3

                        Consolidated Statements of Cash Flows for the Three Months Ended March 31,
                            2000 and 1999                                                                             4

                        Notes to Consolidated Financial Statements                                                    5

Item 2.                 Management's Discussion and Analysis or Plan of Operation                                     7


                                                              PART II

Item 1.                 Legal Proceedings                                                                            10

Item 6.                 Exhibits and Reports on Form 8-K                                                             10

Signatures                                                                                                           11


PART I: FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000
                                   (UNAUDITED)

                                     ASSETS


  REAL ESTATE AT COST:
       Property held for development or sale                                                   $    5,273,013
                                                                                               ---------------

  ACCOUNTS RECEIVABLE:
       Due from stockholder                                                                         1,285,303

       Accounts receivable                                                                              1,185
                                                                                               ---------------
              Total accounts receivable                                                             1,286,488
                                                                                               ---------------

  CASH AND CASH EQUIVALENTS                                                                                92

  OTHER ASSETS                                                                                         45,815
                                                                                               ---------------


                                                                                               $    6,605,408
                                                                                               ===============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

    LIABILITIES:
       Accounts payable and accrued liabilities                                                $      260,199
       Due to stockholders                                                                            193,245
                                                                                               ---------------
              Total Liabilities                                                                       453,444
                                                                                               ---------------

  MINORITY INTEREST                                                                                 1,276,508
                                                                                               ---------------

  STOCKHOLDERS' EQUITY:
       Common stock, $0.001 par value per share;   450,000,000 shares
         authorized;  115,784,751 shares issued and outstanding                                       115,784
       Additional paid in capital                                                                   7,258,584
       Accumulated deficit                                                                         (2,169,295)
       Accumulated other comprehensive income:
         Currency translation adjustment                                                             (184,268)
                                                                                               ---------------
                                                                                                    5,020,805
      Treasury Stock, at cost                                                                         145,349
                                                                                               ---------------
            Total Stockholders' Equity                                                              4,875,456
                                                                                               ---------------

                                                                                               $    6,605,408
                                                                                               ===============


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)
-----------------------------------------------------------------------------


                                                                      2000                1999
                                                                   -----------         -----------
REVENUE
    Revenues from services provided                                $         -         $        -

OPERATING  COSTS AND EXPENSES:
     Depreciation and amortization                                           -             12,734
     Interest expense                                                        -              5,295
     General and administrative expenses                                40,491             43,129
                                                                   -----------          -----------
         Total Operating Expenses                                       40,491             61,158

(LOSS) BEFORE MINORITY INTEREST AND                                    (40,491)           (61,158)
     PROVISION FOR INCOME TAXES

MINORITY INTEREST                                                        4,647              5,509

(LOSS) BEFORE PROVISION FOR INCOME TAXES                               (35,844)           (55,649)

PROVISION FOR INCOME TAXES (BENEFIT)                                         -               (200)
                                                                   -----------         -----------

(LOSS) FROM CONTINUING OPERATIONS                                      (35,844)           (55,449)
                                                                   -----------         -----------

DISCONTINUED OPERATIONS
  Income from operation of discontinued subsidiary,
     net of income taxes of $200 in 1999                                     -                854
                                                                   -----------         -----------
NET (LOSS)                                                             (35,844)           (54,595)
Other comprehensive income:
   Foreign currency translation adjustment                              27,845             26,307
                                                                   -----------         -----------
COMPREHENSIVE (LOSS)                                               $    (7,999)        $  (28,288)
--------------------                                               ===========         ===========

PER SHARE INFORMATION

Weighted average number of shares - basic and fully diluted        115,784,751        115,792,613
                                                                   ===========         ===========

Continuing operations                                              $      (.00)        $     (.00)
Operation of discontinued subsidiary                                      (.00)              (.00)
                                                                   -----------         -----------
(Loss) per share - basic and fully diluted                         $      (.00)        $     (.00)
                                                                   ===========         ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                         2000                1999
                                                                                       ---------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Cash Provided By Operating Activities                                         $   (378)         $  (81,716)
                                                                                       ---------         -----------

Cash flows from investing activities                                                          -                   -
           Net Cash (Used In) Investing Activities
                                                                                       ---------         -----------
Cash flows from FinANCing activities
           Net Cash Provided By (Used In) Financing Activities                                -                   -
                                                                                       ---------         -----------

NET INCREASE (DECREASE) IN CASH                                                            (378)            (81,716)

 BEGINNING - CASH BALANCE                                                                   470              87,315
                                                                                       ---------         -----------

 ENDING - CASH BALANCE                                                                 $     92          $    5,599
                                                                                       =========         ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)
(1)      BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of International Realty Group, Inc., a Delaware corporation (the "Company"), as of December 31, 1999 and for the two years then ended, including notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 1999.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

(2)      EARNINGS PER SHARE

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of the Company's common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of the Company's common stock and dilutive common stock equivalents outstanding. During the periods presented, common stock equivalents were not considered as their effect would be anti-dilutive.

(3)      IMPAIRMENT OF LONG LIVED ASSETS

Long lived assets and certain identifiable intangibles held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Management has not identified any impairment losses as of March 31, 2000.

(4)      RECLASSIFICATIONS

Certain amounts included in the accompanying financial statements from the previous year have been reclassified to conform to the current year's presentation.

(5)      DISCONTINUED OPERATIONS

Effective on December 31, 1999, the Company completed the sale of all of the outstanding capital stock of Appraisal Group International, Inc., a Florida corporation ("AGII"). AGII had accounted for 100% of the Company's consolidated revenue in 1999. The assets disposed of consisted principally of cash, accounts receivable and furniture and equipment.

The Company exchanged the net assets of AGII of $129,877 for 800,000 shares of its common stock previously held by Richard M. Bradbury, the Company's former president and a former director. In addition, Mr. Bradbury agreed to deposit into escrow an additional 400,000 shares of the Company's common stock as part of the purchase price, which shares shall be released to the Company on March 1, 2003; provided, however, that, if at any time prior to March 1, 2003, the cumulative fair market value of the escrowed shares exceeds $200,000, then the officer shall have the right to adjust the number of escrowed shares deliverable to the Company downward. If the cumulative fair market value exceeds $200,000, then the number of shares deliverable will be calculated by dividing $200,000 by the fair market value per share. Concurrently with this exchange, the officer resigned from the Company.

The Company has recorded as treasury stock the 800,000 shares of the Company's common stock received with a cost of $129,877. No gain or loss has been recognized on the transaction.

Income from operations of AGII for the quarter ended March 31, 1999 is shown separately in the accompanying statement of operations.

Net sales of AGII for the quarter ended March 31, 1999 were $151,418. This amount is not included in net sales in the accompanying statement of operations.

Assets and liabilities disposed of at December 31, 1999 consisted of the following :


         Cash                       $    1,016
         Accounts receivable            77,915
         Furniture and equipment        83,142
         Other assets                   15,258
                                    ----------
         Total assets                  177,331
         Accounts payable              (47,454)
                                    ----------
         Net assets                 $  129,877
                                    ==========


Assets are shown at their net realizable values and liabilities are shown at their face amounts.

(6)      RECEIVABLE FROM RELATED PARTY

The Company is currently dependent upon the collection of the receivable from a stockholder for the funding of its operations and settlement of its obligations.

ITEM 2


Item 2.           Management's Discussion and Analysis or Plan of Operations.

         The following discussion and analysis covers material changes in financial condition since December 31, 1999 and material changes in the results of operations for the three months ended March 31, 2000, as compared to the same period in 1999. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis and Results of Operations" included in the Company's Form 10-KSB for the year ended December 31, 1999.

RESULTS OF OPERATIONS

OVERVIEW

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

ITEM 2


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

DISCONTINUED OPERATIONS

Effective December 31, 1999, the Company sold all of the outstanding capital stock of AGII to Richard M. Bradbury, the Company's former president and a former director. Net sales of AGII for the three months ended March 31, 1999 were $151,418. This amount is not included in net sales in the accompanying statement of operations for 1999. AGII accounted for 100% of the Company's consolidated revenue in 1999. The income from operations of AGII has been classified separately in the consolidated statements of operations.

ITEM 2

CONTINUING OPERATIONS

The Company did not record any revenues from operations in 1999 or the first quarter of 2000 as a result of its sale of AGII at the end of 1999.

General and administrative expenses were $40,491 for the three months ended March 31, 2000 compared with $43,129 for the three months ended March 31, 1999.

As of January 1, 1999, the peso is recognized as the functional currency for the Company's local operations and any adjustments are components of equity. During the three months ended March 31, 1999 and 2000, currency translation adjustments of $27,845 and $26,307, respectively, were recognized in stockholders' equity.

NET LOSSES

Due to the above results, the Company had a consolidated net loss of $35,844 in 2000 compared to a consolidated net loss of $54,595 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of financing is receivables in the aggregate amount of $1,285,303 that is due from a significant stockholder. The Company currently has no revenue producing activities and is dependent on this receivable to finance its operations. The Company had no material commitments for capital expenditures at March 31, 2000.

To date, the Company has financed its operations principally through borrowings and revenues derived from its previous real estate appraisal and consulting services. The Company will need additional capital to continue its operations for the next twelve months and may raise funds through the sale of equity shares and revenues from operations. There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or on terms favorable to the Company. Any additional equity financing may be dilutive to stockholders and these additional equity securities may have rights, preferences or privileges that are senior to those of the Company's common stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on the operating flexibility of the Company. The failure of the Company to obtain additional funding may jeopardize the Company's ability to continue its business and operations.

CURRENCY RISK

The Company is subject to risk in changes of foreign exchange rates for its subsidiaries that use a foreign currency as their functional currency, or for assets or liabilities that are foreign currency denominated and are translated to U.S. dollars at each reporting period. The Company has made quarterly currency translation adjustments (totaling $184,268 over an eight-year period) for its foreign operations, recognized as a component of stockholders' deficiency. The Company has not engaged in the purchase of forward contracts, or other hedging techniques, to manage this foreign exchange risk to protect against earnings and cash flow volatility resulting from changes in foreign exchange rates.


CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. These uncertainties include, among others, the following: (i) the Company's ability to obtain additional financing to implement its business strategy; (ii) real estate investment risks, including the potential for increases in real property taxes; (iii) real estate development risks, including obtaining building permits or necessary zoning changes, construction delays, strikes, adverse weather conditions and other conditions beyond the control of the Company; (iv) illiquidity of real estate investments;
(v) a downturn in general or local economic conditions where the Company owns real property; (vii) the delay or failure to properly manage growth and successfully integrate acquired companies and operations; (viii) lack of geographic diversification; (ix) effect of uninsured loss; (x) the financial condition of the Company's clients; (xi) imposition of new regulatory requirements affecting the Company; and (xii) other factors that are described in further detail in this report and the Company's other filings with the Securities and Exchange Commission.

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

PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS


                  BIRNHOLZ V. INTERNATIONAL REALTY GROUP, INC., THE APPRAISAL GROUP, INC. AND APPRAISAL GROUP INTERNATIONAL, INC. On or about April 20, 2000, Jack Birnholz, a former employee of the Company, filed a complaint against the Company and The Appraisal Group, Inc. and Appraisal Group International, Inc. in the Circuit Court of the Eleventh Judicial Circuit of Miami-Dade County, Florida. The complaint alleges a breach of an oral employment agreement and demands payment of outstanding wages of $193,245. The Company currently is evaluating the merits of this claim and intends to defend it vigorously.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K
                  A.       Exhibits
                            10.1* Stock Purchase Agreement, dated as of December 31, 1999, by and between Richard M. Bradbury and the Company.

                            27.1    Financial Data Schedule
----------
* Incorporated by reference to the similarly described exhibit included with the Company's Current Report on Form 8-K, filed on March 15, 2000.

                  B.       Reports on Form 8-K

                  On March 6, 2000, the Company filed a Current Report on Form 8-K relating to a change in accountants from Tubbs & Bartnick, P.A. to Stark Tinter & Associates, LLC.

                  On March 15, 2000, the Company filed a Current Report on Form 8-K relating to the sale of all of the outstanding capital stock of AGII to Richard M. Bradbury.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     INTERNATIONAL REALTY GROUP, INC.



DATE: MAY 15, 2000                   By:   /s/ JAIME SERRA
                                       ------------------------------------
                                     Jaime Serra
                                     CEO and Acting Chief Financial Officer
                                     (Principal Executive and Financial Officer)