Form 10QSB
period 2000-06-30
INTERNATIONAL REALTY GROUP INC
filed 2000-08-04
CIK 887310

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________


                         Commission File Number 0-20180

                        INTERNATIONAL REALTY GROUP, INC.
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------


          Delaware                                         62-1277260
          --------                                         ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                    Av. Constituyentes 647 Mexico, D.F. 11810
                    -----------------------------------------
               (Address of principal executive office) (Zip Code)

                               011 (525) 277-9211
                               ------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---

The number of shares outstanding of each of Issuer's classes of common equity as of July 20, 2000.

         Common Stock, $0.001 par value per share           115,784,731
         ----------------------------------------           -----------
                  Title of Class                           Number of Shares


Transitional Small Business Disclosure Format   yes     no  X
                                                    ---    ---

International Realty Group, Inc.

                                      Index


                                                   PART I

Item 1.         Financial Statements

                Consolidated Balance Sheet as of June 30, 1999                                    2

                Consolidated Statements of Operations for the Three Months and
                    Six Months Ended June 30, 1999 and 2000                                       3

                Consolidated Statements of Cash Flows for the Six Months Ended
                     June 30, 1999 and 2000                                                       4

                Notes to Consolidated Financial Statements                                        5

Item 2.         Management's Discussion and Analysis or Plan of Operation                         7


                                                   PART II

                Other information                                                                12


Signatures                                                                                       13


PART I: FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                      INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

                                                   CONSOLIDATED BALANCE SHEET
                                                          JUNE 30, 2000
                                                           (UNAUDITED)


                                     ASSETS
  REAL ESTATE AT COST:
       Property held for development or sale                                                   $ 5,273,013
                                                                                               ------------

  ACCOUNTS RECEIVABLE:
       Due from stockholder                                                                      1,166,604

       Accounts receivable                                                                           1,113
                                                                                               ------------
              Total accounts receivable                                                          1,167,717
                                                                                               ------------

  CASH AND CASH EQUIVALENTS                                                                            506
                                                                                               ------------
  OTHER ASSETS                                                                                      38,579
                                                                                               ------------

                                                                                               $ 6,479,815
                                                                                               ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

    LIABILITIES
       Accounts payable and accrued liabilities                                                $   237,730
       Due to stockholders                                                                         193,245
                                                                                               ------------
              Total Liabilities                                                                    430,975
                                                                                               ------------
  MINORITY INTEREST                                                                              1,270,148
                                                                                               ------------
  STOCKHOLDERS' EQUITY:
       Common stock, $0.001 par value per share;   450,000,000 shares
         authorized;  115,784,731 shares issued and outstanding                                    115,784
       Additional paid in capital                                                                7,258,584
       Accumulated deficit                                                                      (2,196,682)
       Accumulated other comprehensive income:
         Currency translation adjustment                                                          (253,645)
                                                                                               ------------

                                                                                                 4,924,041
      Treasury Stock, at cost                                                                      145,349
                                                                                               ------------
            Total Stockholders' Equity                                                           4,778,692
                                                                                               ------------

                                                                                               $ 6,479,815
                                                                                               ============


                           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                          INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                      THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                                             (UNAUDITED)
----------------------------------------------------------------------------------------------


                                                                           THREE MONTHS                        SIX MONTHS
                                                                           ENDED JUNE 30,                     ENDED JUNE 30,
                                                                       2000             1999             2000               1999
                                                                       ----             ----             ----               ----
REVENUE
    Revenues from services provided                               $       --        $      --      $       --       $        --

OPERATING  COSTS AND EXPENSES:
     General and administrative expenses                             33,746             80,853           74,237          123,982
     Interest expense                                                    --                733               --            6,028
     Depreciation and amortization                                       --             13,104               --           25,838
                                                                -----------        -----------     ------------      -----------
         Total Operating Expenses                                    33,746             94,690           74,237          155,848

(LOSS) BEFORE MINORITY INTEREST AND                                 (33,746)           (94,690)         (74,237)        (155,848)
     PROVISION FOR INCOME TAXES

MINORITY INTEREST                                                     6,359              5,689           11,006           11,198
                                                                -----------        -----------     ------------      -----------

(LOSS) BEFORE PROVISION FOR INCOME TAXES                            (27,387)           (89,001)         (63,231)        (144,650)

PROVISION FOR INCOME TAXES (BENEFIT)                                     --            (10,391)              --          (10,591)
                                                                -----------        -----------     ------------      -----------

(LOSS) FROM CONTINUING OPERATIONS                                   (27,387)           (78,610)         (63,231)        (134,059)

DISCONTINUED OPERATIONS
    Income from operation of discontinued subsidiary, net of
      income taxes $10,391 and $10,591 in 1999                           --             15,713               --           16,567
                                                                -----------        -----------     ------------      -----------
NET (LOSS)                                                          (27,387)           (62,897)         (63,231)        (117,492)

Other comprehensive income:
   Foreign currency translation adjustment                          (97,222)            (2,730)         (69,377)         (29,037)
                                                                -----------        -----------     ------------      -----------

COMPREHENSIVE (LOSS)                                            $  (124,609)       $   (65,627)    $   (132,608)     $  (146,529)
                                                                ===========        ===========     ============      ===========

PER SHARE INFORMATION

Weighted average number of shares                               115,784,731        115,792,613      115,784,731      115,792,613
                                                                ===========        ===========     ============      ===========

(Loss) per share - basic and fully diluted                      $      (.00)       $      (.00)    $       (.01)     $      (.01)
                                                                ===========        ===========     ============      ===========


                                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.



                                          INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                                               (UNAUDITED)
-------------------------------------------------------------------------------------------


                                                                                           SIX MONTHS ENDED
                                                                                      2000                   1999
                                                                                      ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
                                                                                -----------------       ----------------
     Net Cash Provided By (Used In) Operating Activities                           $          36           $    (85,105)
                                                                                -----------------       ----------------
                                                                                              --                     --
CASH FLOWS FROM INVESTING ACTIVITIES                                                          --                     --
           Net Cash  Provided By (Used In) Investing Activities                               --                     --
                                                                                -----------------       ----------------


CASH FLOWS FROM FINANCING ACTIVITIES
           Net Cash Provided By (Used In) Financing Activities                                --                     --
                                                                                -----------------       ----------------

NET INCREASE (DECREASE) IN CASH                                                               36                (85,105)

 BEGINNING - CASH BALANCE                                                                    470                 87,315
                                                                                -----------------       ----------------

 ENDING - CASH BALANCE                                                             $         506           $      2,210
                                                                                =================       ================



                                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                INTERNATIONAL REALTY GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of International Realty Group, Inc., a Delaware corporation (the "Company") as of December 31, 1999 and for the two years then ended, including notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 1999.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

(2)      EARNINGS PER SHARE

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of the Company's Common Stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of the Company's Common Stock and dilutive Common Stock equivalents outstanding. During the periods presented, Common Stock equivalents, if any, were not considered as their effect would be anti-dilutive.

(3)      IMPAIRMENT OF LONG LIVED ASSETS

Long lived assets and certain identifiable intangibles held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Management has not identified any impairment losses as of June 30, 2000.

(4)      RECLASSIFICATIONS

Certain amounts included in the accompanying financial statements from the previous year have been reclassified to conform to the current year's presentation.

(5)      DISCONTINUED OPERATIONS

Effective on December 31, 1999 the Company completed the sale of all of the outstanding capital stock of Appraisal Group International, Inc., a Florida corporation ("AGII"). AGII had accounted for 100% of the Company's consolidated revenue in 1999. The assets disposed of consisted principally of cash, accounts receivable and furniture and equipment.

The Company exchanged the net assets of AGII of $129,877 for 800,000 shares of its Common Stock previously held by an officer and director. Additionally, the officer agreed to escrow an additional 400,000 shares of Common Stock as part of the purchase price, which shares shall be released to the Company on March 1, 2003, provided however, that, if at any time prior to March 1, 2003 the cumulative fair market value of the escrowed shares exceeds $200,000, the officer shall have the right to adjust the number of escrowed shares deliverable to the Company downward. If the cumulative fair market value exceeds $200,000 the number of shares deliverable will be calculated by dividing $200,000 by the fair market value per share. Concurrently with this exchange this officer resigned from the Company.

The Company has recorded as treasury stock the 800,000 shares of the Company's Common Stock received with a cost of $129,877. No gain or loss has been recognized on the transaction.

Operating results for AGII for the three months and six months ended June 30, 1999 are shown separately in the accompanying statement of operations. Net sales of AGII for the three months and six months ended June 30, 1999 were $379,596 and $228,168, respectively. These amounts are not included in the Company's net sales in the accompanying statement of operations.

The Company disposed of the following assets and liabilities at December 31, 1999:


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

ITEM 2


Item 2.  Management's Discussion and Analysis or Plan of Operations.

The following discussion and analysis covers material changes in financial condition since December 31, 1999 and material changes in the results of operations for the three months and six months ended June 30, 2000, as compared to the same periods in 1999. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis and Results of Operations" included in the Company's Form 10-KSB for the year ended December 31, 1999.

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

The Company believes that each of these real estate properties is suitable for future development as either a resort, residential or commercial property. The Company is currently formulating its plans with respect to these properties, and has preliminarily identified the properties in Ixtapa and La Paz as the first candidates for development The Company has not undertaken additional steps to develop or determine a comprehensive or definitive plan relating to any of these properties during the first half of 2000. Any significant development of these properties is contingent upon the Company obtaining necessary financing and a review of the applicable market conditions at the time of financing. Potential sources of financing include mortgage financing from financial institutions located in the United States or Mexico, or the issuance of equity securities by the Company. The Company has no present understanding, agreement or commitment for financing any property and there can be no assurance that financing will be available to the Company on commercially reasonable terms, if at all. If the Company is unable to obtain financing necessary to develop some or all of these real estate properties, then the Company may elect to sell one or more of these properties. Regardless of the availability of financing sources, the Company may sell one or more of its properties if the related terms are favorable to the Company.

DISCONTINUED OPERATIONS

Effective December 31, 1999, the Company sold all of the outstanding capital stock of AGII to Richard M. Bradbury, the Company's former president and a former director. Net sales of AGII for the three months and six months ended June 30, 1999 were $228,168 and $379,586, respectively. These amounts are not included in net sales in the accompanying statements of operations for 1999. AGII accounted for 100% of the Company's consolidated revenue in 1999. The results of operations for AGII have been classified separately in the consolidated statements of operations.

CONTINUING OPERATIONS

The Company did not record any revenues from operations in 1999 or the first six months of 2000 as a result of its sale of AGII at the end of 1999.

General and administrative expenses were $80,853 and $123,982 for the three months and six months ended June 30, 1999 and compared to $33,746 and $74,237 for the three months and six months ended June 2000.

As of January 1, 1999, the peso is recognized as the functional currency for the Company's local operations and any adjustments are as a component of equity. During the three months and six months ended June 30, 1999 currency translation adjustments of $2,730 and $29,037 were recognized in stockholders' equity. During the three months and six months ended June 30, 2000 currency translation adjustments of $97,222 and $69,377 were recognized in stockholders' equity.

NET LOSSES

As a result of the above, the Company had a consolidated net losses of $62,897 and $117,492 during the three months and six months ended June 30, 1999 and compared to net losses of $27,387 and $62,231 during the three months and six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of financing are receivables in the aggregate amount of $1,166,604 that is due from a significant stockholder. The Company currently has no revenue producing activities and is dependent on this receivable to finance its operations. The Company had no material commitments for capital expenditures at June 30, 2000.

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

CURRENCY RISK

The Company is subject to risk in changes of foreign exchange rates for its subsidiaries that use a foreign currency as their functional currency, or for assets or liabilities that are foreign currency denominated and are translated to U.S. dollars at each reporting period. The Company has made quarterly currency translation adjustments (totaling $253,645 over an eight-year period) for its foreign operations, recognized as a component of stockholders' deficiency. The Company has not engaged in the purchase of forward contracts, or other hedging techniques, to manage this foreign exchange risk to protect against earnings and cash flow volatility resulting from changes in foreign exchange rates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "believe", "plan", "will result", "are expected to", "will continue", "is anticipated", "estimated", "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among others, the following: (i) the Company's ability to obtain additional financing to implement its business strategy; (ii) real estate investment risks, including the potential for increases in real property taxes; (iii) real estate development risks, including obtaining building permits or necessary zoning changes, construction delays strikes, adverse weather conditions and other conditions beyond the control of the Company; (iv) illiquidity of real estate investments; (v) the financial condition of the Company's clients; (vi) imposition of new regulatory requirements affecting the Company; (vii) a downturn in general or local economic conditions where the Company owns real property; (viii) the delay or failure to properly manage growth and successfully integrate acquired companies and operations; (ix) lack of geographic diversification; (x) effect of uninsured loss; and (ix) other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission, including the Company's definitive information statement, dated December 17, 1998.

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


                                    INTERNATIONAL REALTY GROUP, INC.



DATE: AUGUST 3, 2000                By: /s/ JAIME SERRA
                                      ----------------------------------------
                                        Jaime Serra
                                        Chief Executive Officer and Acting Chief
                                        Financial Officer
                                        (Principal Executive and Accounting
                                        Officer)