Form 10QSB
period 2000-09-30
INTERNATIONAL REALTY GROUP INC
filed 2000-11-14
CIK 887310

                                   FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)
[X]          QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________


                         Commission File Number 0-20180

                                  QUALTON, INC.
              (FORMERLY KNOWN AS INTERNATIONAL REALTY GROUP, INC,)
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------


         Delaware                                       62-1277260
         --------                                       ----------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

                             Av. Constituyentes 647
                             ----------------------
                               Mexico, D.F. 11810
                               ------------------
              (Address of principal executive office and zip code)

                                011-52-5277-9211
                                ----------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

The number of shares outstanding of registrant's class of common equity as of October 31, 2000.


         Common Stock, $0.001 par value per share         289,800,704
         ----------------------------------------         -----------
                  Title of Class                        Number of Shares


Transitional Small Business Disclosure Format   Yes      No    X
                                                    ---       ---

Qualton, Inc.
(Formerly Known as International Realty Group, Inc.)

                                                              Index


                                                PART I - FINANCIAL INFORMATION


Item 1.                 Financial Statements

                        Consolidated Balance Sheet as of
                          September 30, 2000                                                                          2

                        Consolidated Statements of Operations for the Three Months and Nine Months
                            Ended September 30, 1999 and 2000                                                         3

                        Consolidated Statements of Cash Flows for the Nine Months Ended September 30,
                            1999 and 2000                                                                             4

                        Notes to Consolidated Financial Statements                                                    5

Item 2.                 Management's Discussion and Analysis or Plan of Operation                                     8


                                                 PART II - OTHER INFORMATION

Item 2.                 Changes in Securities and Use of Proceeds                                                    12

Item 4.                 Submission of Matters to a Vote of Security Holders                                          12

Item 5.                 Other Information                                                                            12

Item 6.                 Exhibits and Reports on Form 8-K                                                             12

Signatures                                                                                                           13


PART I: FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                              QUALTON, INC. AND SUBSIDIARIES
                                   (FORMERLY KNOWN AS INTERNATIONAL REALTY GROUP, INC.)

                                                CONSOLIDATED BALANCE SHEET
                                                    SEPTEMBER 30, 2000
                                                        (UNAUDITED)

                                                          ASSETS
  REAL ESTATE AT COST:
       Property held for development or sale                                                   $   5,273,013

  ACCOUNTS RECEIVABLE                                                                                  1,169

  CASH AND CASH EQUIVALENTS                                                                              465

  OTHER ASSETS                                                                                        40,315
                                                                                               --------------

                                                                                               $   5,314,962
                                                                                               ==============





                      LIABILITIES AND STOCKHOLDERS' EQUITY

    LIABILITIES
       Accounts payable and accrued liabilities                                                 $     255,256
       Due to stockholders                                                                            193,245
                                                                                                --------------
              Total Liabilities                                                                       448,501
                                                                                                --------------

  MINORITY INTEREST                                                                                    82,148
                                                                                                --------------

  STOCKHOLDERS' EQUITY:
       Common stock, $0.001 par value per share; 450,000,000 shares
         authorized;  126,260,704 shares issued and outstanding                                       126,260
       Additional paid in capital                                                                   7,121,477
       Accumulated deficit                                                                         (2,217,608)
       Accumulated other comprehensive income:
         Currency translation adjustment                                                             (245,816)
                                                                                                --------------
            Total Stockholders' Equity                                                              4,784,313
                                                                                                --------------

                                                                                                $   5,314,962
                                                                                                ==============



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                              QUALTON, INC. AND SUBSIDIARIES
                                   (FORMERLY KNOWN AS INTERNATIONAL REALTY GROUP, INC.)


                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                              THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                                        (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------

                                                                         THREE MONTHS                       NINE MONTHS
                                                                      ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                                   2000               1999            2000              1999
                                                               ------------       ------------    ------------      ------------
REVENUE
    Revenues from services provided                            $          -       $          -    $          -      $          -

OPERATING  COSTS AND EXPENSES:
     General and administrative expenses                             23,603             47,647          97,840           171,629
     Interest expense                                                     -                419               -             6,447
     Depreciation and amortization                                        -             12,917               -            38,755
                                                               ------------       ------------    ------------      ------------
         Total Operating Expenses                                    23,603             60,983          97,840           216,831

(LOSS) BEFORE MINORITY INTEREST AND                                 (23,603)           (60,983)        (97,840)         (216,831)
     PROVISION FOR INCOME TAXES

MINORITY INTEREST                                                     2,677              4,311          13,683            15,509
                                                               ------------       ------------    ------------      ------------

(LOSS) BEFORE PROVISION FOR INCOME TAXES                            (20,926)           (56,672)        (84,157)         (201,322)

PROVISION FOR INCOME TAXES (BENEFIT)                                      -              1,695               -            (3,735)
                                                               ------------       ------------    ------------      ------------

(LOSS) FROM CONTINUING OPERATIONS                                   (20,926)           (58,367)        (84,157)         (197,587)

DISCONTINUED OPERATIONS
    Income (loss) from operation of discontinued subsidiary,
        net of income taxes (benefit) of $1,695 and ($3,735)              -             (6,787)              -            14,941
        in 1999
                                                               ------------       ------------    ------------      ------------

NET (LOSS)                                                          (20,926)           (65,154)        (84,157)         (182,646)

Other comprehensive income:
   Foreign currency translation adjustment                            7,829             67,311         (33,703)           38,274
                                                               ------------       ------------    ------------      ------------

COMPREHENSIVE (LOSS)                                           $    (13,097)      $      2,157    $   (117,860)     $   (144,372)
                                                               ============       ============    ============      ============

PER SHARE INFORMATION

Weighted average number of shares                               126,260,704        115,792,613     119,276,722       115,792,613
                                                               ============       ============    ============      ============

Continuing operations                                          $       (.00)      $       (.00)   $       (.00)     $       (.00)
Operation of discontinued subsidiary                                   (.00)              (.00)           (.00)             (.00)
                                                               ------------       ------------    ------------      ------------
(Loss) per share - basic and fully diluted                     $       (.00)      $       (.00)   $       (.00)     $       (.00)
                                                               ============       ============    ============      ============


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                         QUALTON, INC. AND SUBSIDIARIES
              (FORMERLY KNOWN AS INTERNATIONAL REALTY GROUP, INC.)


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                      2000                     1999
                                                                                -----------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
                                                                                -----------------       ----------------
           Net Cash Provided By (Used In) Operating Activities                  $             (5)       $       (85,007)
                                                                                -----------------       ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
           Net Cash  Provided In (Used In) Investing Activities                                -                      -
                                                                                -----------------       ----------------


CASH FLOWS FROM FINANCING ACTIVITIES
           Net Cash Provided By (Used In) Financing Activities                                 -                      -
                                                                                -----------------       ----------------

NET INCREASE (DECREASE) IN CASH                                                               (5)               (85,007)

BEGINNING - CASH BALANCE                                                                     470                 87,315
                                                                                -----------------       ----------------

ENDING - CASH BALANCE                                                           $            465        $         2,308
                                                                                =================       ================


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                         QUALTON, INC. AND SUBSIDIARIES
              (FORMERLY KNOWN AS INTERNATIONAL REALTY GROUP, INC.)



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of Qualton, Inc., a Delaware corporation (the "Company"), as of December 31, 1999 and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

(2)      EARNINGS PER SHARE

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of the Company's common stock, $0.001 par value per share, ("Common Stock"), outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income
(loss) by the weighted average number of shares and dilutive Common Stock equivalents outstanding. During the periods presented, Common Stock equivalents, if any, were not considered as their effect would be anti-dilutive.

(3)      IMPAIRMENT OF LONG LIVED ASSETS

Long lived assets and certain identifiable intangibles held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Management has not identified any impairment losses as of September 30, 2000.

(4)      RECLASSIFICATIONS

Certain amounts included in the accompanying financial statements from the previous year have been reclassified to conform to the current year's presentation.

(5)      DISCONTINUED OPERATIONS

Effective December 31, 1999, the Company completed the sale of all of the outstanding capital stock of Appraisal Group International, Inc., a Florida corporation and a wholly-owned subsidiary of the Company ("AGII"). AGII had accounted for 100% of the Company's consolidated revenue in 1999. The assets disposed of consisted principally of cash, accounts receivable and furniture and equipment.

The Company exchanged the net assets of AGII of $129,877 for 800,000 shares of Common Stock previously held by an officer and director. Additionally, the officer agreed to escrow an additional 400,000 shares of Common Stock as part of the purchase price, which shares shall be released to the Company on March 1, 2003, provided however, that, if at any time prior to March 1, 2003 the cumulative fair market value of the escrowed shares exceeds $200,000, the officer shall have the right to adjust the number of escrowed shares deliverable to the Company downward. If the cumulative fair market value exceeds $200,000, the number of shares deliverable will be calculated by dividing $200,000 by the fair market value per share. Concurrently with this exchange this officer resigned from the Company.

The Company previously recorded as treasury stock the 800,000 shares of Common Stock received with a cost of $129,877. No gain or loss was recognized on the transaction, and these shares of treasury stock currently are retired.

Operating results for AGII for the three months and nine months ended September 30, 1999 are shown separately in the accompanying statement of operations. Net sales of AGII for the three months and nine months ended September 30, 1999 were $165,380 and $544,982. These amounts are not included in net sales in the accompanying statement of operations.

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

(6)      STOCKHOLDERS' EQUITY

Effective August 29, 2000, the Company acquired from DSC Corporation the remaining 25% equity interest in Cluster Inmobiliaria de Ixtapa, S.A. de C.V., a variable capital corporation formed under the laws of Mexico, in exchange for 11,275,973 shares of Common Stock and the cancellation of $1,166,604 of outstanding debt owed to the Company by ITD, S.A. de C.V., a variable capital corporation formed under the laws of Mexico and a subsidiary of DSC Corporation.

(7)      SUBSEQUENT EVENT

On October 17, 2000, the Company acquired from Qualton Group Corporation, a Marshall Islands corporation, all of the issued and outstanding shares of capital stock of Qualton Hotels & Resorts Corporation, a Marshall Islands corporation and wholly-owned subsidiary of Qualton Group Corporation. Pursuant to the acquisition, the Company issued to Qualton Group Corporation One Hundred Sixty-Three Million Five Hundred Forty Thousand (163,540,000) shares of Common Stock.

As of October 17, 2000, the closing date of the Company's acquisition of Qualton Hotels & Resorts Corporation:

- Qualton Hotels & Resorts Corporation is a wholly-owned subsidiary of the Company;

- Qualton Hotels & Resorts Corporation owns 99% of the issued and outstanding shares of capital stock of its subsidiaries, with the remaining 1% in each case owned by the Company;

- Qualton Group Corporation owns approximately 56% of the total issued and outstanding shares of Common Stock, with DSC Corporation, as the controlling stockholder of Qualton Group Corporation, beneficially owning approximately 78% of the total issued and outstanding shares of Common Stock

This transaction has been accounted for as though it were a recapitalization of Qualton Hotels & Resorts Corporation and sale by Qualton Hotels & Resorts Corporation of 126,260,704 shares of Common Stock in exchange for the net assets of the Company.

(8)      AMENDMENT OF THE COMPANY'S CERTIFICATE OF INCORPORATION

Effective October 18, 2000, the Company changed its name from "International Realty Group, Inc." to "Qualton, Inc." to reflect the Company's acquisition of all of the issued and outstanding shares of capital stock of Qualton Hotels & Resorts Corporation.

(9)      CHANGE IN TRADING SYMBOL ON THE OTC BULLETIN BOARD

In connection with the name change of the Company to "Qualton, Inc.," the Company changed its trading symbol on the OTC Bulletin Board from "IRGR" to "QLTN" effective October 30, 2000.

ITEM 2


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion and analysis covers material changes in financial condition since December 31, 1999 and material changes in the results of operations for the three months and nine months ended September 30, 2000, as compared to the same periods in 1999. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis and Results of Operations" included in the Company's Form 10-KSB for the year ended December 31, 1999.

RESULTS OF OPERATIONS

OVERVIEW

The Company was incorporated in the State of Delaware on April 13, 1970. The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "QLTN", and its fiscal year ends on December 31. The Company's principal offices are located at Av. Constituyentes 647, Mexico, D.F. 11810, and its telephone number is 011-52-5277-9211.

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

Effective September 1, 2000, the Company entered into a stock purchase agreement to acquire from Qualton Group Corporation all of the capital stock of Qualton Hotels & Resorts Corporation. Qualton Hotels & Resorts Corporation, through its subsidiary Hotelera Qualton, S.A. de C.V., operates hotel properties in the Mexican cities of Ixtapa, Acapulco and Puerto Vallarta.

The Company currently owns a majority interest in the following four parcels of vacant or partially developed land:

CLUSTER IXTAPA

Cluster Inmobiliaria de Ixtapa, S.A. de C.V., a variable capital corporation formed under the laws of Mexico and a wholly-owned subsidiary of the Company ("CLUSTER IXTAPA"), owns 26 acres of partially developed property on the Pacific coast of Mexico in Ixtapa, State of Guerrero, Mexico. This property is part of the 208-acre "Marina Ixtapa" planned unit development located in the town of Ixtapa-Zihuatanejo, approximately 240 kilometers northwest of the port of Acapulco. The preliminary site work has been completed and this property is being held for future development and/or sale of all or a portion of this property.

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

ITEM 2


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

NUEVA TIERRA

Nueva Tierra, S.A. de C.V., a variable capital corporation formed under the laws of Mexico and a wholly-owned subsidiary of the Company ("NUEVA TIERRA"), is the general partner of the following joint ventures in Mexico:

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

The Company believes that each of these real estate properties is suitable for future development as either a resort, residential or commercial property. The Company is currently formulating its plans with respect to these properties, and has preliminarily identified the property in Ixtapa as the first candidate for development. The Company did not undertake additional steps to develop or determine a comprehensive or definitive plan relating to any of these properties during 2000. Any significant development of these properties is contingent upon the Company obtaining necessary financing and a review of the applicable market conditions at the time of financing. Potential sources of financing include mortgage financing from financial institutions located in the United States or Mexico, or the issuance of equity securities by the Company. The Company has no present understanding, agreement or commitment for financing any property and there can be no assurance that financing will be available to the Company on commercially reasonable terms, if at all. If the Company is unable to obtain financing necessary to develop some or all of these real estate properties, then the Company may elect to sell one or more of these properties. Regardless of the availability of financing sources, the Company may sell one or more of its properties if the related terms are favorable to the Company.

ITEM 2

DISCONTINUED OPERATIONS

Effective December 31, 1999, the Company sold all of the outstanding capital stock of AGII to Richard M. Bradbury, the Company's former president and a director. Net sales of AGII for the three months and nine months ended September 30, 1999 were $165,380 and $544,982. These amounts are not included in net sales in the accompanying statements of operations for 1999. AGII accounted for 100% of the Company's consolidated revenue in 1999. The results of operations for AGII have been separately classified in the consolidated statements of operations.

CONTINUING OPERATIONS

The Company did not record any revenues from operations in 1999 or the nine months ended September 30, 2000 as a result of its sale of AGII at the end of 1999.

General and administrative expenses were $23,603 and $97,840, for the three months and nine months ended September 30, 2000, as compared to $47,647 and $171,629 for the three months and nine months ended September 30, 1999. The change in the expenses is due mainly to a reduction on the activity of the Company.

As of January 1, 1999, the peso is recognized as the functional currency for the Company's local operations and any adjustments are as a component of equity. During the three months and nine months ended September 30, 2000, currency translation adjustments of $7,829 and $(33,703), were recognized in stockholder's equity. During the three months and nine months ended September 30, 1999, currency translation adjustments of $67,311 and $38,724, were recognized in stockholders' equity.

NET LOSSES

As a result of the above, the Company had a consolidated net losses of $20,926 and $84,157 during the three months and nine months ended September 30, 2000, compared to net losses of $65,154 and $182,646 during the three months and nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Effective August 29, 2000, the outstanding debt owed to the Company by ITD, S.A. de C.V., which constituted the Company's primary source of funds, was cancelled in connection with the Company's acquisition from DSC Corporation of the remaining 25% equity interest in Cluster Inmobiliaria de Ixtapa, S.A. de C.V. Since June 2000, Hotelera Qualton, S.A. de C.V., a subsidiary of Qualton Hotels & Resorts Corporation, has provided working capital to the Company for operating expenses.

The Company has no material commitments for capital expenditures at September 30, 2000.

To date, the Company has financed its operations principally through borrowings and revenues derived from its previous real estate appraisal and consulting services. Since the Company's sale of AGII in December 31, 1999, however, the Company has financed its operations solely through borrowings. The Company will need additional capital to continue its operations for the next twelve months and may raise funds through the sale of equity shares, issuance of debt and revenues from operations. There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or on terms favorable to the Company. Any additional equity financing may be dilutive to stockholders and these additional equity securities may have rights, preferences or privileges that are senior to those of Common Stock. Furthermore, debt financing, if

ITEM 2


available, will require payment of interest and may involve restrictive covenants that could impose limitations on the operating flexibility of the Company. The failure of the Company to obtain additional funding may jeopardize the Company's ability to continue its business and operations.

CURRENCY RISK

The Company is subject to risk in changes of foreign exchange rates for its subsidiaries that use a foreign currency as their functional currency, or for assets or liabilities that are foreign currency denominated and are translated to U.S. dollars at each reporting period. The Company has made quarterly currency translation adjustments (totaling $245,816 over an eight-year period) for its foreign operations, recognized as a component of stockholder's deficiency. During 1998, the Company used the U.S. dollar as the functional currency for its operations in Mexico because the Company considered Mexico to operate in a highly inflationary economy. The Company has not engaged in the purchase of forward contracts, or other hedging techniques, to manage this foreign exchange risk to protect against earnings and cash flow volatility resulting from changes in foreign exchange rates.


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

PART II: OTHER INFORMATION

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Effective August 29, 2000, the Company issued 11,275,973 shares of Common Stock to DSC Corporation in exchange for the remaining 25% interest in Cluster Inmobiliaria de Ixtapa, S.A. de C.V. and the cancellation of $1,166,604 of outstanding debt owed to the Company by ITD, S.A. de C.V. These securities were not registered under the Securities Act of 1933, as amended, because the subject transaction involved a non-public offering exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matters were submitted to a vote of security holders during the quarter ended September 30, 2000.

ITEM 5:  OTHER INFORMATION

Effective October 18, 2000, the Company changed its name from "International Realty Group, Inc." to "Qualton, Inc." to reflect the Company's acquisition of all of the issued and outstanding shares of capital stock of Qualton Hotels & Resorts Corporation.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

                  A.       Exhibits

                           27.1 Financial Data Schedule (For SEC purposes only)

                  B.       Reports on Form 8-K

                           Current report on Form 8-K, as filed with the Securities and Exchange Commission on September 8, 2000, regarding: (i) the Company's signing of a stock purchase agreement to acquire from Qualton Group Corporation all of the issued and outstanding shares of capital stock of Qualton Hotels & Resorts Corporation; and (ii) the Company's acquisition from DSC Corporation of the remaining 25% equity interest in Cluster Inmobiliaria de Ixtapa, S.A. de C.V., in exchange for 11,275,973 shares of Common Stock and the cancellation of $1,166,604 of outstanding intercompany debt owed to the Company by ITD, S.A. de C.V.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            QUALTON, INC.



DATE: NOVEMBER 14, 2000                     By:      /s/ Jaime Serra
                                                --------------------------------
                                                Jaime Serra
                                                Chief Financial Officer
                                                (Principal Financial Officer)