Form 10KSB
period 2000-12-31
QUALTON INC
filed 2001-04-17
CIK 887310

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-KSB
(Mark One)

|X|      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
         OF 1934
                   For the fiscal year ended December 31, 2000

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to ___________

                             ----------------------

                          Commission File No.: 0-20180

                                  QUALTON, INC.
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

                    Common Stock, $0.001 par value per share
                    ----------------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  |X|  No  |_|

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

         The registrant's revenues for the fiscal year ended December 31, 2000 were $18,929,523.

         The estimated aggregate market value of voting and non-voting common equity held by non-affiliates as of April 6, 2001 is below $25,000,000, which is based upon the last trading price of $0.05 per share of Common Stock on April 6, 2001, and the significant affiliate ownership of the shares of Common Stock of the registrant.

         The registrant's issued and outstanding shares of Common Stock were 289,800,704 as of April 6, 2001.

         Documents Incorporated by Reference: None.

         Transitional Small Business Disclosure Format (check one):
Yes |_|  NO |X|

                                                      PART I
ITEM 1.           DESCRIPTION OF BUSINESS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or the future performance of Qualton, Inc., a Delaware corporation (the "Company"). These uncertainties include, among others, the following:

     - the Company's ability to obtain additional financing to implement its business strategy;

     - the Company's ability to continue leasing and managing hotel and resort facilities under existing third-party lease agreements;

     - increased competition in markets where the Company operates and manages hotel and resort facilities and plans to develop its real estate facilities for use in resort, residential and commercial applications;

     - the financial condition of the Company's clients and customers, including, without limitation, tour operators for hotel and resort facilities;

     - decreased revenues associated with lowered occupancy and/or visitor rates at the Company's hotels, resorts and other facilities;

     - weak demand in the tourism industry because of general or local economic or political conditions in Mexico, the United States and other countries;

     - increases in operating expenses relating to the Company's hotel and resort facilities, including increases in lease payments, employee salaries and maintenance costs;

     - adverse changes in the currency exchange ratio between the Mexican peso and the U.S. dollar and other currencies;

     - risks associated with hotel and resort facility management and real estate development and investment, including, without limitation, the granting of building permits, the approval of necessary zoning changes, construction delays, strikes, shortages of qualified personnel to support the Company's operations, natural disasters, adverse weather conditions and other conditions beyond the Company's control;

     - risks associated with real estate investments, including liquidity concerns and cyclical downturns in the real estate market;

     - the imposition of new regulatory or environmental requirements that could affect the Company's operations; and

     - other factors that are described in further detail in this report and the Company's other filings with the Securities and Exchange Commission.

Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words "estimate," "anticipate," "believe," "expect," "intend," "plan" or similar expressions, and are subject to numerous known and unknown risks and uncertainties. Any forward-looking statement speaks only as of the date on which the statement is made, and the

Company undertakes no obligation to update any forward-looking statement to reflect events, circumstances or the occurrence of unanticipated events after the date on which such statement is made. The Company's management neither can predict new factors that emerge from time to time nor assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

BUSINESS OF THE COMPANY

OVERVIEW

The Company, through its subsidiaries, engages in the business of hotel and resort facility management and land development.

On October 17, 2000, the Company acquired from Qualton Group Corporation all of the issued and outstanding capital stock of Qualton Hotels & Resorts Corporation, a Marshall Islands corporation. With the Company's acquisition of Qualton Hotels & Resorts Corporation, the Company and its subsidiaries intend to focus on the Company's core business of hotel and resort facility management and land development to accomplish its objective of becoming a leading operator of "all-inclusive" hotels and resorts in Mexico and the Caribbean.

Qualton Hotels & Resorts Corporation leases and manages three hotel and resort facilities in the cities of Puerto Vallarta, Acapulco and Ixtapa, Mexico through the following subsidiaries:

- Hotelera Qualton, S.A. de C.V., a variable capital corporation formed under the laws of Mexico and a subsidiary of Qualton Hotels & Resorts Corporation;

- Impulsora Turistica de Acapulco, S.A. de C.V., a variable capital corporation formed under the laws of Mexico and a subsidiary of Hotelera Qualton, S.A. de C.V.; and

- Impulsora Turistica de Ixtapa, S.A. de C.V., a variable capital corporation formed under the laws of Mexico and a subsidiary of Hotelera Qualton, S.A. de C.V.

In addition, the Company owns or has a majority interest in three properties in Mexico and one property in Belize, which it intends to develop for use in resort, residential and commercial applications. The following subsidiaries of the Company engage in land development activities:

- Cluster Inmobiliaria de Ixtapa, S.A. de C.V., a variable capital corporation formed under the laws of Mexico;

-    Caye Bokel, Limited, a company formed under the laws of Belize; and

- Nueva Tierra, S.A. de C.V., a variable capital corporation formed under the laws of Mexico.

The Company was incorporated in the State of Delaware on April 13, 1970. The Company's Common Stock, $0.001 par value per share, is quoted on the OTC Bulletin Board under the symbol "QLTN," and its fiscal year ends on December 31. The Company's principal offices are located at Av. Constituyentes 647, Mexico, D.F. 11810, and its telephone number is 011-52-5277-9211.

HOTEL AND RESORT FACILITY MANAGEMENT

The Company, through its subsidiaries, renders management services to mid-market hotels and resorts with the objective of providing fixed-price guest packages at competitive rates. These fixed-price guest packages offer "all-inclusive" guest services that include a room, meals, beverages and extensive daytime and evening entertainment.

As a result of the Company's acquisition of Qualton Hotels & Resorts Corporation, the Company assumed certain agreements to lease and manage the following three hotel and resort facilities:

-------------------------------------------- --------------------------------------------------------
HOTEL / RESORT                               SUBSIDIARY PROVIDING MANAGEMENT SERVICES
-------------------------------------------- --------------------------------------------------------
Qualton Club & Spa Puerto Vallarta           Hotelera Qualton, S.A. de C.V.
-------------------------------------------- --------------------------------------------------------
Qualton Club Acapulco                        Impulsora Turistica de Acapulco, S.A. de C.V.
-------------------------------------------- --------------------------------------------------------
Qualton Club Ixtapa                          Impulsora Turistica de Ixtapa, S.A. de C.V.
-------------------------------------------- --------------------------------------------------------

- QUALTON CLUB & SPA PUERTO VALLARTA. Hotelera Qualton, S.A. de C.V. leases and manages Qualton Club & Spa Puerto Vallarta, a 258-room hotel property in Puerto Vallarta, Mexico consisting of 218 hotel rooms and 40 time-share rooms. This hotel is situated in an ideal beach setting that is close to various tourist spots in Puerto Vallarta in the State of Jalisco, Mexico. Typical room amenities include air-conditioning, telephone, satellite TV access, a balcony and a fully equipped bathroom. Qualton Club & Spa Puerto Vallarta also offers three restaurants, two bars, a spa, a tennis court, a concierge, laundry and dry cleaning service, a boutique, beach access, a pool, meeting facilities, a travel agency and a beauty salon.

     On September 18, 1992, Hotelera Qualton, S.A. de C.V. entered into a lease agreement with Impulsora Turistica de Occidente, S.A. de C.V. to lease, manage and operate Qualton Club & Spa Puerto Vallarta in exchange for the payment of rental fees by Hotelera Qualton, S.A. de C.V. to Impulsora Turistica de Occidente, S.A. de C.V. See "Item 12-- Certain Relationships and Related Transactions."

     Qualton Club & Spa Puerto Vallarta had available 79,788 room nights in 2000, or 8% of the total number of rooms available among the 15 mid-market hotels that compete with Qualton Club & Spa Puerto Vallarta. The following table compares the occupancy and average room rates during 2000 for Qualton Club & Spa Puerto Vallarta and these other competing mid-market hotels:

     ---------------------------------- --------------------------------- --------------------------------
                                        Qualton   Club   &  Spa   Puerto  Competing Hotels
                                        Vallarta
     ---------------------------------- --------------------------------- --------------------------------
     Occupancy Rate                     77.82%                            61.86%
     ---------------------------------- --------------------------------- --------------------------------
     Average Room Rate                  $102.68                           $92.85
     ---------------------------------- --------------------------------- --------------------------------

     Qualton Club & Spa Puerto Vallarta had the third highest occupancy rate among its local competition in 2000.

- QUALTON CLUB ACAPULCO. Impulsora Turistica de Acapulco, S.A. de C.V. subleases and manages Qualton Club Acapulco, a 240-room hotel property in Acapulco, State of Guerrero, Mexico. This beach-front hotel provides expansive views of Acapulco Bay. Typical room amenities include air conditioning, telephone, cable TV access and a fully-equipped bathroom. Qualton Club Acapulco also offers three restaurants, three bars, a disco, a boutique, a concierge, laundry and dry cleaning service, beach access, a pool, meeting facilities and a travel agency.

     On July 24, 1996, Hotelera Qualton, S.A. de C.V. entered into a lease agreement with Condominio Humboldt, S.A. de C.V. to lease, manage and operate Qualton Club Acapulco in exchange for the payment of rental fees by Hotelera Qualton, S.A. de C.V. to Condominio Humboldt, S.A. de C.V. On January 1, 1997, Impulsora Turistica de Acapulco, S.A. de C.V. entered into a sublease agreement with Hotelera Qualton, S.A. de C.V. to lease, manage and operate Qualton Club Acapulco in exchange for the payment of rental fees by Impulsora Turistica de Acapulco, S.A. to Hotelera Qualton, S.A.
     de C.V.

     Qualton Club Acapulco had available 87,840 room nights in 2000, or 9.2% of the total number of rooms available among the eight mid-market hotels that compete with Qualton Club Acapulco. The following table compares the occupancy and average room rates during 2000 for Qualton Club Acapulco and these other competing mid-market hotels:

     ---------------------------------- --------------------------------- --------------------------------
                                        Qualton Club Acapulco             Competing Hotels
     ---------------------------------- --------------------------------- --------------------------------
     Occupancy Rate                     70.01%                            58.48%
     ---------------------------------- --------------------------------- --------------------------------
     Average Room Rate                  $98.76                            $72.65
     ---------------------------------- --------------------------------- --------------------------------

     Qualton Club Acapulco had the highest occupancy rate among its local competition in 2000.

- QUALTON CLUB IXTAPA. Impulsora Turistica de Ixtapa, S.A. de C.V. subleases and manages Qualton Club Ixtapa, a 150-room hotel property in Ixtapa, Mexico. This beach-front hotel is situated by Ixtapa Island in the State of Guerrero, Mexico, and is surrounded by 16 acres of tropical vegetation and palm trees. Typical room amenities include air conditioning, telephone, cable TV access and a bathroom with a shower. Qualton Club Ixtapa also offers two restaurants, two bars, a disco, an ecological reserve, a concierge, laundry and dry cleaning service, boutique, beach access, two pools, meeting facilities, a travel agency and an open air jacuzzi.

     On January 11, 1993, Hotelera Qualton, S.A. de C.V. entered into a lease agreement with Tropical Club de Ixtapa, S.A. de C.V. to lease, manage and operate Qualton Club Acapulco in exchange for the payment of rental fees by Hotelera Qualton, S.A. de C.V. to Tropical Club de Ixtapa, S.A. de C.V. See "Item 12-- Certain Relationships and Related Transactions." On August 25, 1998, Impulsora Turistica de Ixtapa, S.A. de C.V. entered into a sublease agreement with Hotelera Qualton, S.A. de C.V. to lease, manage and operate Qualton Club Ixtapa in exchange for the payment of rental fees by Impulsora Turistica de Ixtapa, S.A. de C.V. to Hotelera Qualton, S.A. de C.V.

     Qualton Club Ixtapa had available 54,900 room nights in 2000, or 6.5% of the total number of rooms available among the 12 mid-market hotels that compete with Qualton Club Ixtapa. The following table compares the occupancy and average room rates during 2000 for Qualton Club Ixtapa and these other competing mid-market hotels:

     ---------------------------------- --------------------------------- --------------------------------
                                        Qualton Club Ixtapa               Competing Hotels
     ---------------------------------- --------------------------------- --------------------------------
     Occupancy Rate                     69.98%                            50.12%
     ---------------------------------- --------------------------------- --------------------------------
     Average Room Rate                  $98.00                            $80.70
     ---------------------------------- --------------------------------- --------------------------------

     Qualton Club Ixtapa had the highest occupancy rate among its local competition in 2000.

The following tables set forth the average occupancy rates and a breakdown of the country or region of origin of the guests of the Company's three hotel and resort facilities during 2000:

                              Room Occupancy Rates

     ------------------- ------------------- -------------------- --------------------- ------------------
                         Qualton Club &      Qualton Club         Qualton Club Ixtapa   Total
                         Spa Puerto          Acapulco
                         Vallarta
     ------------------- ------------------- -------------------- --------------------- ------------------
     Rooms                      218                  240                  150                  608
     ------------------- ------------------- -------------------- --------------------- ------------------
     Rooms occupied             170                  168                  105                  443
     ------------------- ------------------- -------------------- --------------------- ------------------
     % Occupancy               78.0%                70.0%                70.0%                72.9%
     ------------------- ------------------- -------------------- --------------------- ------------------

          Origin of Guests of the Company's three hotel and resort facilities
                          (by average number of rooms occupied)

     ------------------ -------------------- -------------------- --------------------- ------------------
                        Qualton Club & Spa   Qualton Club         Qualton Club Ixtapa   Total
                        Puerto Vallarta      Acapulco
     ------------------ -------------------- -------------------- --------------------- ------------------
     Mexico                     74                   76                    69              219 (49.4%)
     ------------------ -------------------- -------------------- --------------------- ------------------
     USA                        34                   24                    27              85 (19.2%)
     ------------------ -------------------- -------------------- --------------------- ------------------
     Europe                     40                   30                    -               70 (15.8%)
     ------------------ -------------------- -------------------- --------------------- ------------------
     Canada                     19                   29                    8               56 (12.6%)
     ------------------ -------------------- -------------------- --------------------- ------------------
     South America               3                    9                    1                13 (3.0%)
     ------------------ -------------------- -------------------- --------------------- ------------------
     Total                      170                  168                  105              443 (100%)
     ------------------ -------------------- -------------------- --------------------- ------------------

The Company believes that the facilities relating to Qualton Club & Spa Puerto Vallarta, Qualton Club Acapulco and Qualton Club Ixtapa are covered adequately by the Company's existing insurance policies.

The Company's future operating results could be affected adversely by:

- the termination of any of the lease agreements relating to Qualton Club Puerto Vallarta, Qualton Club Acapulco or Qualton Club Ixtapa;

- general economic conditions such as recessionary periods in the U.S. and Mexico, competition, work stoppages and other factors that could impact negatively the Company's occupancy ratios in the foregoing facilities and restrict the Company's ability to raise or maintain room rates; and/or

- increases in operating costs relating to the Company's hotel and resort facility management and land development business.

LAND DEVELOPMENT

The Company intends to develop its real estate properties for use in resort, residential and commercial applications. The Company's ability to develop these properties depends on many factors, including its ability to raise the necessary capital to develop, maintain and market its real estate properties. The Company has no present understanding, agreement or commitment for financing any of its real estate properties and there can be no assurance that financing will be available to the Company on commercially reasonable terms, if at all.

The Company currently owns a majority interest in the following four parcels of vacant or partially developed land:

- CLUSTER INMOBILIARIA DE IXTAPA, S.A. DE C.V. Cluster Inmobiliaria de Ixtapa, S.A. de C.V. owns 26 acres of partially developed coastal property in Ixtapa, State of Guerrero, Mexico. This property is not subject to a mortgage, lien or encumbrance, and is part of the 208-acre "Marina Ixtapa" planned unit development located in the town of Ixtapa-Zihuatanejo, which is approximately 240 kilometers northwest of the port of Acapulco. The preliminary site work for this property has been completed. The Company is holding this property for future development and/or the sale of all or a portion of this property to a third party.

     If the Company receives sufficient financing, then the Company intends to provide Cluster Inmobiliaria de Ixtapa, S.A. de C.V. with funds to develop up to 14 commercial lots and 124 residential lots with an investment of approximately $4 million in infrastructure. Cluster Inmobiliaria de Ixtapa, S.A. de C.V. then would market these developed lots to local builders and developers for the construction of townhouses, villas and/or commercial use buildings for sale to the general public.

- CAYE BOKEL, LIMITED. Caye Bokel, Limited owns an 87-acre property on the Island of Caye Bokel in Belize. The Company is holding this property for future development. If the Company receives sufficient financing, then the Company intends to provide Caye Bokel, Limited with funds to develop this property as a marina resort for domestic and foreign tourists. This property is not subject to a mortgage, lien or encumbrance.

- NUEVA TIERRA, S.A. DE C.V. Nueva Tierra, S.A. de C.V. is the general partner of the following joint ventures in Mexico:

     - HACIENDA DE FRANCO. Nueva Tierra, S.A. de C.V. has an 81% interest in Hacienda de Franco, a joint venture formed under the laws of Mexico that owns a residential development project located near Silao in the State of Guanajuato, Mexico. This property consists of approximately 236 acres of land and includes a traditional colonial style hacienda. The Company is holding this property for future development that will be centered around the hacienda. This property is not subject to a mortgage, lien or encumbrance.

     - BAHIA DE CORTES. Nueva Tierra, S.A. de C.V. has an 78% interest in Bahia de Cortes, a joint venture formed under the laws of Mexico that owns a resort development project near La Paz located in the State of Baja California, Mexico. The Company is holding this property for future development. This property consists of approximately 3,451 acres of land, including over five kilometers of beachfront property. This property is not subject to a mortgage, lien or encumbrance.

The Company believes that each of these real estate properties is suitable for future development as either a resort, residential or commercial property. The Company currently is formulating its plans with respect to these properties and other potential properties in the State of Guerrero, and intends initially to develop the properties in Ixtapa and La Paz. The Company did not undertake additional steps to develop a definitive development plan relating to any of these properties during 2000. The Company does not currently maintain insurance on the properties owned by Cluster Inmobiliaria de Ixtapa, S.A. de C.V., Caye Bokel, Limited and Nueva Tierra, S.A. de C.V., because these properties consist only of unimproved land.

The development of these properties is contingent upon the Company's ability to obtain financing and the Company's determination of the applicable market conditions at the time of such financing. The Company may seek potential sources of financing through (i) debt financing from financial institutions located in the United States or Mexico or (ii) the Company's issuance of its equity securities. The Company, however, has no present understanding, agreement or commitment for any debt, equity or other financing and there can be no assurance that any financing will be available to the Company on commercially reasonable terms, if at all. If the Company is unable to obtain financing necessary to develop some or all of these real estate properties, then the Company may elect to sell one or more of these properties. Regardless of the availability of financing sources, the Company may sell one or more of its properties if the related terms are favorable to the Company.

OTHER SUBSIDIARIES

During 2000, the Company did not conduct any operations through its subsidiaries The Appraisal Group, Inc., Appraisal Group International, Rt., U.S. Properties Investment & Auction, Inc., Stragix International, Inc., IRG Financial Services, Inc., Centro de Promociones Guerrero, S.A. de C.V. or Newland Corp. The Company does not intend to conduct any operations through these subsidiaries in 2001.

COMPETITION

HOTEL AND RESORT FACILITY MANAGEMENT

The Company faces competition for its hotel and resort facilities in the Mexican tourist zones of Acapulco, Ixtapa-Zihuatanejo and Puerto Vallarta-Nuevo Vallarta. In addition, the Company faces competition from hotels, resorts, motels and inns located in cities and other locations where the Company's hotel and resort facilities are not located, including tourist destinations such as Cancun, the "Corredor Maya" and the Quintana Roo Touristic Zone.

Competition from other hotels, resorts, motels and inns, including facilities that are owned by local interests as well as national and international chains, is vigorous in all areas in which the Company operates its hotel and resort facilities. Specifically, the Company faces competition from third-party entities in Spain that currently are attempting to establish a volume-based market in the Mexican Pacific through low promotional rates to its customers.

The Company intends to maintain its share of the market by promoting its fixed-price guest packages that include "all-inclusive" guest services, maintaining quality and efficient services in the national and international tourism markets, and constantly improving its standards in "all-inclusive" guest services. There can be no assurance, however, that the Company will compete effectively with existing or new competitors.

LAND DEVELOPMENT

Significant competition exists in the field of real estate land development. Some of the Company's competitors are larger than the Company and as a result, have better financial, marketing and other resources that provide them with a competitive advantage over the Company. There can be no assurance that the Company will compete effectively with existing or new competitors.

THE COMPANY'S CUSTOMERS

HOTEL AND RESORT FACILITY MANAGEMENT

In addition to the general consumer market in Mexico, the Company works with the following customers for the operation of its hotel and resort facilities:

- international tour operators in the United States, Canada, Europe and various countries in Latin America;

- other agencies that, through their marketing network, attract and direct potential guests to the Company's hotel and resort facilities;

- Mexican airline corporations such as Aeromexico and Mexicana, that, through their travel packages, include the Company's hotel and resort facilities in their worldwide promotions and in-flight magazines; and

- major national tourism agencies that promote "travel packages" through their retail travel agencies to their clients that include travel plans, plane tickets and transportation to and from the Company's hotel and resort facilities.

In addition, the Company's hotel and resort facilities receive additional customers because of the Company's advertising efforts on the Company's web page, newspapers, radio, TV promotions and referrals from existing customers.

The following table sets forth the country or region of origin of the guests of the Company's hotel and resort facilities during 2000:

----------------------- ------------------------- ------------------------ -------------------------------
                        Qualton Club & Spa        Qualton Club Acapulco    Qualton Club Ixtapa
                        Puerto Vallarta
----------------------- ------------------------- ------------------------ -------------------------------
Mexico                            43%                       45%                         66%
----------------------- ------------------------- ------------------------ -------------------------------
USA                               24%                       14%                         25%
----------------------- ------------------------- ------------------------ -------------------------------
Europe                            20%                       18%                          -
----------------------- ------------------------- ------------------------ -------------------------------
Canada                            11%                       17%                          8%
----------------------- ------------------------- ------------------------ -------------------------------
South America                      2%                       6 %                          1%
----------------------- ------------------------- ------------------------ -------------------------------
TOTAL:                            100%                     100%                         100%
----------------------- ------------------------- ------------------------ -------------------------------

GOVERNMENT APPROVALS AND REGULATIONS

The Company, like others in its industry, is subject to various federal, state and local laws, ordinances and regulations that relate to the business of hotel and resort facility management and land development. The Company's management believes that it conducts its business in substantial compliance with applicable laws.

ENVIRONMENTAL REGULATIONS

With respect to the Company's land development business, the Company believes that its real estate properties are not subject to any claims for liability for cleanup of waste sites or environmental contamination of property. During 2000, the Company did not incur material costs in complying with federal, state and local environmental laws.

EMPLOYEES

As of April 6, 2001, the Company and its subsidiaries had a total of 746 employees, all of whom are employed on a full-time basis. In addition, Urbaterra, S.C., an administrative and financial services provider company formed under the laws of Mexico, currently provides management support to the Company. The Urbaterra, S.C. personnel assisting the Company includes one executive, one financial assistant and one secretary.

ITEM 2. DESCRIPTION OF PROPERTY

The Company manages three hotel and resort facilities in Mexico. See "Item One - Description of Business - Business of the Company - Hotel and Resort Facility Management." In addition, the Company currently owns interests in four parcels of vacant or partially developed land. See "Item One - Description of Business - Business of the Company - Land Development."

REAL ESTATE INVESTMENT POLICY

The Company has in the past and may in the future hold property or enter into leasing contracts for investment purposes and/or future development. The Company's real estate investment policy, which may be changed without a vote of the Company's stockholders, is to: (i) enter into third-party arrangements for the lease and management of hotel and resort facilities; (ii) acquire income producing real estate properties to provide current income and cash flow; and
(iii) acquire undeveloped real estate properties for future capital appreciation. This real estate policy is not restricted to a particular type, size or geographic location for any acquisition or the number or amount of mortgages that may be placed on any one piece of property.

With respect to the Company's land development policy, the Company seeks to acquire real estate properties: (i) that are significantly under-valued in relation to its market or type; (ii) where the properties' debt can be restructured to provide enhanced cash flow; and (iii) that are partially developed and can be acquired for a discount for later development and operation. Management presently believes that there are a number of potential opportunities in the United States, Mexico, the Caribbean and other South American countries. The Company may acquire its ownership through the direct purchase of a property or through the acquisition of the capital stock or other equity securities of an entity engaged primarily in the operation or development of real estate properties. The Company may acquire real estate properties for either investment or development and seek new opportunities in the management and leasing of hotel and resort facilities. The Company may acquire real estate through the issuance of equity or the assumption of existing debt.

PRINCIPAL EXECUTIVE OFFICE OF THE COMPANY

Urbaterra, S.C. currently provides administrative support and office space for the Company's principal executive office in exchange for fees of approximately $22,500 per quarter.

ITEM 3. LEGAL PROCEEDINGS

On February 28, 2000, the Company received written notice from counsel to a former employee demanding payment of outstanding wages of $193,245. The Company has initiated settlement negotiations with the former employee with respect to the claim. If the parties cannot reach a mutual settlement of the claim, then the Company will defend vigorously any resulting lawsuit.

The Company currently is negotiating with the Treasury Secretary of Mexico the payment of approximately $2.5 million in outstanding value added, income and employee taxes that relate to the operations of Hotelera Qualton, S.A. de C.V., Impulsora Turistica de Acapulco, S.A. de C.V. and Impulsora Turistica de Ixtapa, S.A. de C.V. The Company and the Treasury Secretary of Mexico are in discussions whereby these outstanding taxes may be paid through the transfer of certain real property owned by the Company's stockholders to the Treasury Department of Mexico. See Note 5 to the Company's Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on October 17, 2000, the Company's stockholders approved the following proposals with the corresponding votes indicated:


- Election of the Company's Board of Directors, consisting of Messrs. Bernardo Dominguez Cereceres, Pablo Macedo, Jaime Serra and Jorge Lopez Nunez.

     For: 106,834,382      Withheld: 2,141,079

- Ratification of the Company's acquisition of Qualton Hotels & Resorts Corporation and approval of the subsequent issuance of more than 20% of the Company's Common Stock in connection with the acquisition.

     For:  106,588,868     Against: 2,130,000                 Abstain: 11,079

- Amendment of the Company's Certificate of Incorporation to change the Company's name to "Qualton, Inc."

     For: 106,911,963      Against: 2,130,000                 Abstain: 11,111

- Ratification of the selection of Stark Tinter & Associates, LLC, as the Company's independent auditors for the fiscal year ending December 31, 2000.

     For: 106,911,963      Against: 2,130,000                 Abstain: 11,111


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

                                                              BID PRICES
                                            --------------------------------------------
PERIOD ENDING                               HIGH CLOSE                         LOW CLOSE
----------------------------------          ----------                         ---------
December 31, 2000                            $0.04                              $0.04
September 30, 2000                           $0.065                             $0.065
June 30, 2000                                $0.156                             $0.156
March 31, 2000                               $0.0625                            $0.0625

December 30, 1999                            $0.125                             $0.0625
September 30, 1999                           $0.125                             $0.0625
June 30, 1999                                $0.3125                            $0.125
March 31, 1999                               $0.500                             $0.0469


HOLDERS OF RECORD

As of April 6, 2001, there were 893 holders of record of the Company's Common Stock, with 289,800,704 shares of the Company's Common Stock issued and outstanding.

DIVIDENDS

The Company did not declare any cash dividends for the two-year period ended December 31, 2000.

RECENT SALES OF UNREGISTERED SECURITIES

During 2000, the Company issued and sold the following securities, none of which were registered under the Securities Act of 1933, because the subject transactions involved non-public offerings exempt from registration under
Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder:

- On August 29, 2000, the Company issued to DSC Corporation 11,273,973 shares of the Company's Common Stock in connection with the Company's acquisition of the remaining 25% ownership interest in Cluster Inmobiliaria de Ixtapa, S.A. de C.V., a variable capital corporation formed under the laws of Mexico.

- On October 17, 2000, the Company issued and delivered 163,540,000 shares of the Company's Common Stock to Qualton Group Corporation in connection with the Company's acquisition of all of the issued and outstanding capital stock of Qualton Hotels & Resorts Corporation.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis covers any material changes in financial condition since December 31, 1998 and any material changes in the results of operations for the twelve months ended December 31, 2000, as compared to the same period in 1999. This discussion and analysis should be read in conjunction with the Company's audited Consolidated Financial Statements and Notes and the other financial information included elsewhere in this report. This discussion contains forward-looking statements that include risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those contained elsewhere in this report. See "Item One - Description of Business - Cautionary Note regarding Forward-Looking Statements."

OVERVIEW

The Company engages in the business of hotel and resort property management and land development. On October 17, 2000, the Company acquired all of the issued and outstanding capital stock of Qualton Hotels & Resorts Corporation (the "Acquisition"). Qualton Hotels & Resorts Corporation, together with its subsidiaries Hotelera Qualton, S.A. de C.V., Impulsora Turistica de Acapulco, S.A. de C.V. and Impulsora Turistica de Ixtapa, S.A. de C.V., leases and manages the following three hotel and resort properties: Qualton Club & Spa Puerto Vallarta; Qualton Club Acapulco; and Qualton Club Ixtapa. See "Item One - Description of Business - Business of the Company - Hotel and Resort Property Management."

The Company accounted for the Acquisition as though it were a recapitalization of Qualton Hotels & Resorts Corporation. Accordingly, the accompanying Consolidated Financial Statements include the: (i) accounts of Qualton Hotels and Resorts Corporation for the year ended December 31, 1999 and the interim period from January 1, 2000 to October 17, 2000; and (ii) the consolidated accounts of Qualton, Inc. for the interim period from October 17, 2000 to December 31, 2000.

In addition, the Company owns or has a majority interest in three properties in Mexico and one property in Belize that it intends to develop for use in resort, residential and commercial applications. The development of these properties is contingent upon the Company's ability to obtain financing and the Company's determination of the applicable market conditions at the time of such financing. See "Item One - Description of Business - Business of the Company - Land Development."

Historically, the majority of the Company's revenues in prior fiscal years has been derived from real estate consulting and appraisal services provided through the Company's subsidiaries. The Company currently intends to rely principally upon revenues derived from its hotel and resort property management services conducted through Qualton Hotels & Resorts Corporation and its subsidiaries, and from potential additional revenues if the Company initiates its land development projects.

RESULTS OF OPERATIONS

DISCONTINUED OPERATIONS

Effective December 31, 1999, the Company sold all of the issued and outstanding capital stock of Appraisal Group International, Inc., a former subsidiary of the Company ("AGII"), to Richard M. Bradbury, the Company's former president and a former director. See "Item 12 -- Certain Relationships and Related Transactions." Net sales of AGII for 1999 and 1998 were $710,857 and $707,701. These amounts are not included in net sales in the accompanying statements of operations. Prior to the Acquisition, AGII accounted for 100% and 92% of the Company's consolidated revenue in 1999 and 1998.

CONTINUING OPERATIONS

REVENUES - 2000 VS. 1999

 The Company had consolidated net revenues of $18.9 million and $18.1 million for the years ended December 31, 2000 and 1999, respectively, representing an increase of $0.8 million or 4.7%. Revenues derived from "all-inclusive" guest services that are offered by the Company's hotel and resort facilities (i.e., fixed price rates for guests that include room, meals, beverages and extensive daytime and evening entertainment) increased to $16.3 million from $16.1 million for the years ended December 31, 2000 and 1999, respectively, representing an increase of $0.2 million or 1.3%. Operating revenues that do not relate to "all-inclusive" guest services (e.g., telephone service, laundry services, rental fees for meeting rooms, natural health care treatments, sales from gift shops) increased to $2.6 million from $2.0 million for the years ended December 31, 2000 and 1999, respectively, representing an increase of $0.6 million or 32.4%. The increase in operating revenues that do not relate to "all-inclusive" guest services resulted principally from increased demand for services that are not included in the "all-inclusive" guest services rates.

The following table sets forth the revenue per daily available room during the past two fiscal years for each of the Company's hotel and resort facilities:

----------- -------------------------- --------------------- --------------------- -----------------------
            Qualton Club & Spa         Qualton Club          Qualton Club Ixtapa   Average of Three
            Puerto Vallarta            Acapulco                                    Hotels and Resorts
----------- -------------------------- --------------------- --------------------- -----------------------
2000        $104.52                    $73.17                $75.83                $84.51
----------- -------------------------- --------------------- --------------------- -----------------------
1999        $103.49                    $72.24                $64.84                $80.19
----------- -------------------------- --------------------- --------------------- -----------------------


EXPENSES - 2000 VS. 1999

Total operating expenses remained at $18.7 million for the two years ended December 31, 2000 and 1999. These operating expenses consisted of the following items on the Company's Consolidated Financial Statements:

- COSTS OF GOODS AND SERVICES. The cost of goods and services include expenses for food, beverages, telephone service, laundry service and natural health care treatments. These expenses increased slightly to $2.8 million from $2.7 million for the years ended December 31, 2000 and 1999, respectively, representing an increase of $0.1 million or 2.6%.

- HOTEL AND RESORT OPERATING EXPENSES. The hotel and resort operating expenses include expenses for payroll, utilities and other expenses in operating and maintaining the Company's hotel and resort facilities. These expenses increased to $12.1 million from $11.3 million for the years ended December 31, 2000 and 1999, respectively, representing an increase of $0.8 million or 7.5%. This increase resulted principally from increases in payroll of $431,000, cost of utilities of $672,000 and other general operating expenses of $367,000. As an offset, the Company experienced a decrease in maintenance expenses of $607,000.

- OPERATING LEASE PAYMENTS. The operating lease payments were $3.0 million for the years ended December 31, 2000 and 1999, respectively, representing an increase of 2.5% that resulted principally from increases in the rental payments to adjust for inflation.

- GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $0.8 million and $1.6 million for the years ended December 31, 2000 and 1999, representing a decrease of $0.8 million or 52%. This decrease resulted from a decrease in the fees paid to external consultants and advisers that provide administrative support to the Company and its subsidiaries.

In addition, the currency translation adjustment increased to $524,901 from $239,841 for the years ended December 31, 2000 and 1999, respectively, representing an increase of $285,060 or 118%. This increase resulted principally from the appreciation of the Mexican peso relative to the U.S. dollar in 2000.

NET LOSS - 2000 VS. 1999

After accounting for the currency translation adjustment, the Company had a consolidated net loss of $387,745 for the year ended December 31, 2000, compared to a loss of $883,591 for the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

NET CASH USED FOR OPERATING ACTIVITIES

Net cash used for operating activities were $42,755 and $744,076 for the years ended December 31, 2000 and 1999, respectively. Net cash used for operating activities in 2000 resulted primarily from:

- an increase in accounts receivable of $1.1 million, receivables from affiliates of $1.2 million and accounts payable and accrued expenses of $1.3 million; and

-    a decrease in other current assets of $1.3 million.

Net cash used for operating activities in 1999 resulted primarily from an increase in receivables from affiliates of $1.2 million, an increase in other current assets of $1.0 million and an increase in taxes payable of $1.7 million.

NET CASH USED FOR INVESTING ACTIVITIES

Net cash used for investing activities was not significant in 2000, as compared to a loss of $144,882 in 1999.

NET CASH USED FOR FINANCING ACTIVITIES

No cash was used for financing activities in either 2000 or 1999.

CAPITAL RESOURCES

Prior to the Acquisition, the Company financed its operations principally through borrowings and revenues derived from its previous real estate appraisal and consulting services.

On January 8, 1999, the Company issued an aggregate of 105,638,280 shares of the Company's Common Stock to ITD, S.A. de C.V. and Hemisphere Developments, Ltd. upon the conversion of certain outstanding 5% Convertible Promissory Notes (the "Notes") that the Company issued to ITD, S.A. de C.V. and Hemisphere Developments, Ltd. in August, 1996. The Company issued the Notes pursuant to a transaction in which the Company previously acquired, among other things, ownership interest in four parcels of vacant or partially developed land in Mexico.

The Company currently is financing its operations through cash flow derived from the Company's hotel and resort management services, and believes that the current cash flow from these services is sufficient to sustain the Company's operations over the next 12 months.

The Company currently does not anticipate making capital expenditures to renovate and improve existing hotel or resort facilities, land or other properties or to build or acquire new hotel or resort facilities, land or other properties over the next 12 months. Any renovations, improvements, purchases or acquisitions of hotel or resort facilities, land or other properties will require to Company to obtain additional debt or equity financing. There can be no assurance that any financing will be available to the Company on commercially reasonable terms, if at all.

ASSETS, LIABILITIES AND LONG-TERM DEBT

At December 31, 2000, the Company had a balance of $5,374,853 in accounts receivable, $280,342 in cash, $2,497,368 in other assets and $5,273,013 of property at fair value held for development.

At December 31, 2000, the Company's liabilities totaled $9,811.295, which includes liabilities relating to foreign operations, retained taxes, accounts payable and other outstanding obligations to existing creditors. Of the Company's total current liabilities, $3,572,796 relates to taxes payable by the Company. The Company currently is negotiating with the Treasury Secretary of Mexico regarding the payment of $2.5 million of the amount included in taxes payable through the delivery of certain parcels of land.

CURRENCY RISK

The Company is subject to risk in changes of foreign exchange rates for its subsidiaries that use a foreign currency as their functional currency, or for assets or liabilities that are foreign currency denominated and are translated to U.S. dollars at each reporting period. The Company has made currency translation adjustments for its foreign operations, which are recognized as a component of stockholder's equity in the amount of $9,828 as set forth in the Company's Consolidated Balance Sheet dated December 31, 2000.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

The information required by this item is included in the financial pages attached hereto and incorporated herein by reference. The index to the Consolidated Financial Statements and Notes can be found on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The directors and executive officers of the Company and their ages as of April 6, 2001 are as follows:

  ----------------------------------------------- ------------- ----------------------------------------------------
  NAME                                                AGE       POSITION HELD WITH THE COMPANY
  ----------------------------------------------- ------------- ----------------------------------------------------
  Bernardo Dominguez Cereceres                         40       Chairman of the Board and
                                                                Chief Executive Officer
  ----------------------------------------------- ------------- ----------------------------------------------------
  Pablo Macedo                                         71       President, Director and Secretary
  ----------------------------------------------- ------------- ----------------------------------------------------
  Jorge Lopez Nunez                                    63       Director
  ----------------------------------------------- ------------- ----------------------------------------------------
  Jaime Serra                                          56       Chief Financial Officer and Director
  ----------------------------------------------- ------------- ----------------------------------------------------

There are no family relationships among any of the executive officers or directors of the Company.

BERNARDO DOMINGUEZ CERECERES, Chairman of the Board and Chief Executive Officer of the Company, has served as Chief Executive Officer since August 2000. Mr. Dominguez has served as Chairman of the Board since August 1996, when the Company completed the acquisition of certain real estate properties from ITD, S.A. de C.V., a variable capital corporation formed under the laws of Mexico formerly known as DSC, S.A. de C.V., with interests in resort hotels, travel agencies, real estate development, and construction-related activities in Mexico, the Caribbean and South America. Mr. Dominguez is also Chairman of the Board of Qualton Hotels & Resorts Corporation, Qualton Group Corporation and DSC Corporation.

PABLO MACEDO, President, Secretary and a director of the Company, has served as a director of the Company since June 1999, as Secretary since August 1996 and as President since August 2000. Mr. Macedo has been Corporate Vice Chairman of ITD, S.A. de C.V. from 1992 to present. From 1984 to 1992, he was Chief Executive Officer of Promociones Turisticas Banamex, S.A. de C.V.

JORGE LOPEZ NUNEZ, a director of the Company, has served as a director of the Company since August 1996. Mr. Lopez Nunez is a co-founder of ITD, S.A. de C.V. and has served as its Vice-Chairman since 1986. From 1984 to 1985, Mr. Lopez Nunez was Operational and Energy Manager of Secretaria de Minas e Industria Paraestatal. From 1982 to 1984, he was Executive Vice President of Credito Mexicano.

JAIME SERRA, Chief Financial Officer and a director of the Company, served as Chief Executive Officer from June 1999 to August 2000, and has served as Chief Financial Officer since January 2000 and as a director since June 1999. From 1995 to 1998, Mr. Serra also served as a financial and management advisor for Grupo Asesor Mexicano, S.C. Since March 1998, Mr. Serra has served as Administrative Partner of Urbaterra, S.C., a service provider company formed under the laws of Mexico. From January 1994 to 1995, Mr. Serra was the Technical Director of the Asociacion de Banqueros de Mexico A.C.; and from July 1985 to December 1993, he held various executive offices at Casa de Bolsa Arka, S.A. de C.V., Value Casa de Bolsa, S.A. and Casa de Bolsa, Cremi.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership in the Company's Common Stock and other equity securities of the Company. Executive officers, directors and persons who own more than 10% of a registered class of the Company's equity securities are required by the Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file with the Securities and Exchange Commission.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representation that no other reports were required, the Company's officers, directors and greater than ten percent (10%) stockholders complied with all applicable Section 16(a) filing requirements, except for a Form 4 transaction on August 4, 2000 that was subsequently reported on a Form 5 filed by Mr. Dominguez with the Securities and Exchange Commission on February 14, 2001.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION AND STOCK OPTIONS

In 1999 and 2000, the Company did not award compensation to, grant stock options to, or receive a notice of exercise of outstanding stock options from, the Company's Chief Executive Officer or the other executive officers of the Company.

DIRECTOR COMPENSATION

Members of the Company's Board of Directors are entitled to receive 500 shares of the Company's Common Stock for each meeting attended. During 2000, no shares of the Company's Common Stock were issued for this service.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the Company's Common Stock as of April 6, 2001 by: (i) each person who is known by the Company to own beneficially more than 5% of the issued and outstanding shares of the Company's Common Stock; (ii) each of the Company's directors and director nominees; (iii) the Company's Chief Executive Officer and the other four (4) most highly compensated executive officers of the Company, if any, who were employed as executive officers at the end of 2000 and whose total annual salary and bonus exceeded $100,000 during 2000; and (iv) all current directors and officers as a group. This table is based upon information supplied by the Company's directors, officers and principal stockholders. Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investing power with respect to their shares of the Common Stock, except to the extent authority is shared by spouses under applicable community property laws, and their address is c/o Qualton, Inc., Av. Constituyentes 647, Mexico, D.F. 11810.

--------------------- ------------------------------------------------ ----------------------------- -----------------------
TITLE OF CLASS        NAME AND ADDRESS OF BENEFICIAL OWNER                 AMOUNT AND NATURE OF       PERCENT OF CLASS (1)
                                                                             BENEFICIAL OWNER
--------------------- ------------------------------------------------ ----------------------------- -----------------------
Common Stock          DSC Corporation (2)                                      227,028,878                   78.3%
--------------------- ------------------------------------------------ ----------------------------- -----------------------
Common Stock          Qualton Group Corporation                                163,540,000                   56.4%
--------------------- ------------------------------------------------ ----------------------------- -----------------------
Common Stock          Hemisphere Developments, Ltd. (3)                         53,277,320                   18.4%
--------------------- ------------------------------------------------ ----------------------------- -----------------------
Common Stock          Jaime Serra                                                386,438                       *
--------------------- ------------------------------------------------ ----------------------------- -----------------------
Common Stock          All officers and directors as a group  (four               386,438                       *
                      persons)
--------------------- ------------------------------------------------ ----------------------------- -----------------------

* Represents less than one percent of class.

-----------

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants exercisable within 60 days of April 6, 2001 are deemed outstanding for computing the percentage of the person or entity holding these options but are not deemed outstanding for computing the percentage of any other person. As of April 6, 2001, the Company had 289,800,704 shares of Common Stock outstanding.

(2) Includes 163,540,000 shares of Common Stock owned by Qualton Group Corporation because DSC Corporation is the controlling stockholder of Qualton Group Corporation.

(3) The relevant address is c/o Hemisphere Developments, Ltd., Atlantic House, 4-8 Circular Road, Douglas, Isle of Man.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RICHARD BRADBURY. Effective as of December 31, 1999, the Company sold all of the outstanding shares of capital stock of AGII to Mr. Bradbury, the Company's former President and a director, in exchange for certain shares of the Company's Common Stock owned by Mr. Bradbury. The purchase price for AGII's outstanding capital stock was agreed upon by the parties after arms-length negotiations and consisted of: (i) 800,000 shares of the Company's Common Stock that Mr. Bradbury transferred to the Company on the closing date of the transaction; and (ii) up to 400,000 shares of the Company's Common Stock that Mr. Bradbury will transfer to the Company pursuant to the terms and conditions of a related escrow agreement. Under the escrow arrangement, Mr. Bradbury, from time to time between March 1, 2000 and March 1, 2003, has the option to reduce the number of the additional 400,000 escrow shares that he will transfer to the Company if, among other things, the then fair market value of the Company's Common Stock exceeds $0.50 per share. These shares will be released from escrow on March 1, 2003.

DSC CORPORATION. Effective August 29, 2000, the Company issued 11,275,973 shares of the Company's Common Stock to DSC Corporation in exchange for the remaining 25% interest in Cluster Inmobiliaria de Ixtapa, S.A. de C.V. and the cancellation of $1,166,604 of outstanding debt owed to the Company by ITD, S.A. de C.V. DSC Corporation is the beneficial owner of more than 10% of the Company's capital stock, and Mr. Dominguez, the Company's Chairman of the Board and Chief Executive Officer, also serves as Chairman of the Board of DSC Corporation.

HOTELERA QUALTON, S.A. DE C.V. From June 2000 until the Company's acquisition of Qualton Hotels & Resorts Corporation in October 2000, Hotelera Qualton, S.A. de C.V. provided working capital of $61,627 for its operating expenses. Hotelera Qualton, S.A. de C.V. is a subsidiary of Qualton Hotels & Resorts Corporation. See "--Qualton Group Corporation."


QUALTON GROUP CORPORATION. On October 17, 2000, the Company acquired from Qualton Group Corporation all of the issued and outstanding capital stock of Qualton Hotels & Resorts Corporation. See "Item One - Description of Business - Business of the Company - Overview." The following officers, directors and stockholders of the Company are affiliated with Qualton Hotels & Resorts Corporation and/or Qualton Group Corporation:

- Mr. Dominguez currently serves as Chairman of the Board of both Qualton Hotels & Resorts Corporation and Qualton Group Corporation, and Messrs. Macedo and L?pez Nunez are directors of both Qualton Hotels & Resorts Corporation and Qualton Group Corporation; and

- DSC Corporation, of which Mr. Dominguez is Chairman of the Board, is the controlling stockholder of Qualton Group Corporation.

URBATERRA, S.C. Urbaterra, S.C., a civil entity formed under the laws of Mexico, currently provides management support and administrative services to the Company, including the preparation of financial statements, office space and support and other administrative services, in exchange for the payment of an aggregate services fee of approximately $22,500 per quarter by Cluster Inmobiliaria de Ixtapa, S.A. de C.V., Hacienda de Franco, S.A. de C.V. and Bahia de Cortes, S.A. de C.V. Mr. Serra, the Company's Chief Financial Officer and a director, is an equity owner and has served as Administrative Associate of Urbaterra, S.C. since January 9, 1999.

IMPULSORA TURISTICA DE OCCIDENTE, S.A. DE C.V. On September 18, 1992, Hotelera Qualton, S.A. de C.V., as lessee, entered into a lease agreement with Impulsora Turistica de Occidente, S.A. de C.V., as lessor. Mr. Dominguez is President and Chairman of the Board, Mr. Macedo is a director and Mr. Lopez Nunez is Vice President and a director of Impulsora Turistica de Occidente, S.A. de C.V. In addition, Mr. Dominguez is a controlling stockholder of Impulsora Turistica de Occidente, S.A. de C.V. because he is the controlling stockholder of ITD, S.A. de C.V., a variable capital corporation formed under the laws of Mexico and controlling stockholder of Impulsora Turistica de Occidente, S.A. de C.V. The amount of rental fees that Hotelera Qualton, S.A. de C.V. will pay to Impulsora Turistica de Occidente, S.A. de C.V. exceeds $60,000.

TROPICAL CLUB DE IXTAPA, S.A. DE C.V. On January 11, 1993, Hotelera Qualton, S.A. de C.V., as lessee, entered into a lease agreement with Tropical Club de Ixtapa, S.A. de C.V., as lessor. Mr. Lopez Nunez, a member of the Company's Board of Directors, is Chairman of the Board and Mr. Macedo is Vice President of and director Tropical Club de Ixtapa, S.A. de C.V. In addition, Mr. Dominguez is a controlling stockholder of Tropical Club de Ixtapa, S.A. de C.V. because he is the controlling stockholder of ITD, S.A. de C.V., a variable capital corporation formed under the laws of Mexico and controlling stockholder of Tropical Club de Ixtapa, S.A. de C.V. The amount of rental fees that Hotelera Qualton, S.A. de C.V. will pay to Tropical Club de Ixtapa, S.A. de C.V. exceeds $60,000.

FINCEN, S.A. DE C.V. During 2000, the Company transferred certain property and equipment with a book value of $785,148 to Fincen, S.A. de C.V., a variable capital corporation formed under the laws of Mexico, in exchange for the reduction of the Company's outstanding debt to Fincen, S.A. de C.V. in the aggregate amount of $785,148. Fincen, S.A. de C.V. currently permits the Company to use this equipment without charge for the Company's hotel and resort facility operations. Mr. Dominguez is a controlling stockholder of Fincen, S.A. de C.V. because he is a controlling stockholder of ITD, S.A. de C.V., which, through its affiliates, controls Fincen, S.A. de C.V.

ITEM 13. EXHIBITS AND CURRENT REPORTS ON FORM 8-K

     (a)  Financial Statements.

          The index to the Company's Consolidated Financial Statements and Notes appears on page F-1.

     (b)  Current Reports on Form 8-K

          On October 18, 2000, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K regarding the Company's acquisition on October 17, 2000 of 100% of the issued and outstanding shares of capital stock of Qualton Hotels & Resorts Corporation from Qualton Group Corporation and the related issuance to Qualton Group Corporation of 163,540,000 shares of the Company's Common Stock. A Current Report on Form 8-K/A was filed with the Securities and Exchange Commission on December 21, 2000, which amended the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2000 to include the financial statements required by Item 7(a) of Form 8-K and to address the requirement of pro forma financial information required by Item 7(b) of Form 8-K.

     (c)  Exhibits.

------------------------------------------------------------------------------------------------------------------------------
NO.             EXHIBIT
------------------------------------------------------------------------------------------------------------------------------
3.1         --  Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on April 13, 1970. (1)
------------------------------------------------------------------------------------------------------------------------------
3.2         --  Certificate of Amendment and Restatement of the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on December 15, 1986. (1)
------------------------------------------------------------------------------------------------------------------------------
3.3         --  Certificate of Amendment and Restatement of the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on August 10, 1989. (1)
------------------------------------------------------------------------------------------------------------------------------
3.4         --  Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of
                State of the State of Delaware on October 18, 2000.
------------------------------------------------------------------------------------------------------------------------------
3.5         --  Bylaws of the Company. (1)
------------------------------------------------------------------------------------------------------------------------------
10.1        --  Amended and Restated Agreement, dated as of August 19, 1996, between the Company, ITD, S.A. de C.V. and
                Hemisphere Developments, Ltd. (2)
------------------------------------------------------------------------------------------------------------------------------
10.2        --  Stock Purchase Agreement, dated as of December 31, 1999, between the Company and Richard M. Bradbury. (3)
------------------------------------------------------------------------------------------------------------------------------
10.3        --  Escrow Agreement, dated as of March 1, 2000, between the Company, Richard M. Bradbury and the escrow agent.
                (3)
------------------------------------------------------------------------------------------------------------------------------
10.4        --   Stock Purchase Agreement,  dated as of September 1, 2000, by and among: (i) the Company;  (ii) Qualton Group
                Corporation;  (iii) Qualton Hotels & Resorts Corporation; and (iv) each of the subsidiaries of Qualton Hotels
                & Resorts Corporation. (4)
------------------------------------------------------------------------------------------------------------------------------
10.5        --  Lease Agreement, dated as of September 18, 1992 (the "OCCIDENTE LEASE AGREEMENT"), by and between Impulsora
                Turistica de Occidente, S.A. de C.V., a variable capital corporation formed under the laws of Mexico
                ("OCCIDENTE"), as lessor, and Hotelera Qualton, S.A. de C.V.+
------------------------------------------------------------------------------------------------------------------------------
10.6        --  Addendum to the Occidente Lease Agreement, dated as of August 1, 2000, by and between Occidente and Hotelera
                Qualton, S.A. de C.V.+
------------------------------------------------------------------------------------------------------------------------------
10.7        --  Lease Agreement, dated as of July 24, 1996, by and between Condominio Humboldt, S.A. de C.V., as lessor, and
                Hotelera Qualton, S.A. de C.V., as lessee.+
------------------------------------------------------------------------------------------------------------------------------
10.8        --  Sublease Agreement,  dated as of January 1, 1997, by and between Hotelera Qualton, S.A. de C.V., as sublessor, and Impulsora Turistica de Acapulco, S.A. de C.V., as sublessee.+
------------------------------------------------------------------------------------------------------------------------------
10.9        --  Lease Agreement, dated as of January 11, 1993 (the "IXTAPA LEASE AGREEMENT"), by and between Tropical Club de Ixtapa, S.A. de C.V., a variable capital corporation formed under the laws of Mexico ("IXTAPA"), as lessor, and Hotelera Qualton, S.A. de C.V., as lessee.+
------------------------------------------------------------------------------------------------------------------------------
10.10       --  Addendum to the Ixtapa Lease Agreement, dated as of August 1, 2000, by and between Ixtapa and Hotelera
                Qualton, S.A. de C.V.+
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
10.11       --  Sublease Agreement, dated as of August 25, 1998 (the "IXTAPA SUBLEASE AGREEMENT"), by and between Hotelera
                Qualton, S.A. de C.V., as sublessor, and Impulsora Turistica de Ixtapa, S.A. de C.V., a variable capital corporation formed under the laws of Mexico and a subsidiary of the Company ("ITI").+
------------------------------------------------------------------------------------------------------------------------------
10.12       --  Addendum to the Ixtapa Sublease Agreement, dated as of August 8, 2000, by and between Hotelera Qualton, S.A.
                de C.V. and ITI.+
------------------------------------------------------------------------------------------------------------------------------
21.1        --  The following table sets forth, as of December 31, 2000, the name of each of the Company's subsidiaries and the jurisdiction of incorporation of such subsidiary:
------------------------------------------------------------------------------------------------------------------------------
             NAME OF SUBSIDIARY                                                  STATE OR COUNTRY OF INCORPORATION
------------------------------------------------------------------------------------------------------------------------------
             The Appraisal Group, Inc.                                                        Florida
------------------------------------------------------------------------------------------------------------------------------
             U.S. Properties Investment & Auction, Inc.                                       Florida
------------------------------------------------------------------------------------------------------------------------------
             Stragix International, Inc.                                                      Florida
------------------------------------------------------------------------------------------------------------------------------
             IRG Financial Services, Inc.                                                     Florida
------------------------------------------------------------------------------------------------------------------------------
             Centro de Promociones Guerrero, S.A. de C.V.                                     Mexico
------------------------------------------------------------------------------------------------------------------------------
             Appraisal Group International, Rt.                                               Hungary
------------------------------------------------------------------------------------------------------------------------------
             Cluster Inmobiliaria de Ixtapa, S.A. de C.V.                                     Mexico
------------------------------------------------------------------------------------------------------------------------------
             Caye Bokel Limited                                                               Belize
------------------------------------------------------------------------------------------------------------------------------
             Newland Corp.                                                               Marshall Islands
------------------------------------------------------------------------------------------------------------------------------
             Nueva Tierra, S.A. de C.V.                                                       Mexico
------------------------------------------------------------------------------------------------------------------------------
             Qualton Hotels & Resorts Corporation                                        Marshall Islands
------------------------------------------------------------------------------------------------------------------------------
             Hotelera Qualton, S.A. de C.V.                                                   Mexico
------------------------------------------------------------------------------------------------------------------------------
             Impulsora Turistica de Acapulco, S.A. de C.V.                                    Mexico
------------------------------------------------------------------------------------------------------------------------------
             Impulsora Turistica de Ixtapa, S.A. de C.V.                                      Mexico
------------------------------------------------------------------------------------------------------------------------------
99.1         --  Officer's Certificate Of Translation
------------------------------------------------------------------------------------------------------------------------------

------------

+ Confidential treatment has been requested for portions of this exhibit.

(1) Incorporated by reference to the similarly described exhibit included with the registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 5, 1992.

(2) Incorporated by reference to the similarly described exhibits included with the registrant's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on May 31, 1995.

(3) Incorporated by reference to the similarly described exhibit included with the registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 15, 2000.

(4) Incorporated by reference to the similarly described exhibit including with the registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 8, 2000.

                                   SIGNATURES


Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                QUALTON, INC.


Date: April  16, 2001                  By: /s/ Bernardo Dominguez Cereceres
                                          -------------------------------------
                                          Bernardo Dominguez Cereceres
                                          Chairman of the Board and Chief
                                          Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated and on April 16, 2001.


/s/ Bernardo Dominguez Cereceres     Chairman of the Board and Chief Executive
---------------------------------    Officer
 Bernardo Dominguez Cereceres

       /s/ Jaime Serra               Chief Financial Officer and Director
---------------------------------
         Jaime Serra

       /s/ Pablo Macedo              President, Secretary and Director
---------------------------------
         Pablo Macedo

    /s/ Jorge Lopez Nunez            Director
---------------------------------
      Jorge Lopez Nunez

                                  QUALTON, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors                                            F-2
Consolidated balance sheet as of December 31, 2000                        F-3
Consolidated statements of operations for the years ended December 31,
  2000 and 1999                                                           F-4
Consolidated statement of stockholders' equity for the two years ended
  December 31, 2000                                                       F-5
Consolidated statements of cash flows for the years ended December 31,
  2000 and 1999                                                           F-6
Notes to consolidated financial statements                                F-7

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders:
   Qualton, Inc.


We have audited the consolidated balance sheet of Qualton, Inc. as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qualton, Inc. as of December 31, 2000, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ Stark Tinter & Associates, LLC

Stark Tinter & Associates, LLC
Certified Public Accountants


Denver, Colorado
April 9, 2001

                                  Qualton, Inc.
                   (Formerly International Realty Group, Inc.)
                           Consolidated Balance Sheet
                                December 31, 2000


ASSETS
Current Assets
   Cash and cash equivalents                                       $    280,342
    Accounts receivable                                               5,374,853
    Inventories                                                         386,177
    Other current assets                                                362,670
                                                                   ------------
      Total Current Assets                                            6,404,042
                                                                   ------------

Other Assets
    Land held for development                                         5,273,013
    Receivable from affiliates                                        1,724,888
    Other                                                                23,633
                                                                   ------------

                                                                   $ 13,425,576
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses                           $  4,388,355
   Taxes payable                                                      3,572,796
   Deferred revenue                                                   1,656,899
   Due to shareholder                                                   193,245
                                                                   ------------
      Total Current Liabilities                                       9,811,295
                                                                   ------------

Minority Interest                                                        79,512
                                                                   ------------

Stockholders' Equity
   Common stock, $.001 par value, 450,000,000
     shares authorized, 289,800,704 shares
     issued and outstanding                                             289,801
   Paid in capital                                                    4,723,681
   Accumulated deficit                                               (1,468,885)
   Other comprehensive income:
     Currency translation adjustment                                     (9,828)
                                                                   ------------
                                                                      3,534,769
                                                                   ------------

                                                                   $ 13,425,576
                                                                   ============

          See accompanying notes to consolidated financial statements.

                               Qualton, Inc.
                (Formerly International Realty Group, Inc.)
                   Consolidated Statements of Operations
              For the Years Ended December 31, 2000 and 1999


                                                                      2000            1999
                                                                 -------------    -------------
Revenue
  Occupancy revenue                                              $  16,311,981    $  16,109,292
  Other operating revenue                                            2,617,542        1,976,834
                                                                 -------------    -------------
                                                                    18,929,523       18,086,126
                                                                 -------------    -------------
Operating expenses:
  Cost of goods and services                                         2,774,362        2,703,716
  Operating expenses                                                12,199,418       11,256,457
  Operating leases                                                   3,045,260        2,972,032
  General and administrative expenses                                  764,318        1,583,788
  Depreciation                                                          12,972          174,755
                                                                 -------------    -------------
                                                                    18,796,330       18,690,748
                                                                 -------------    -------------

Income (loss) from operations                                          133,193         (604,622)
                                                                 -------------    -------------

Other (income) expense:
  Other income (expense)                                                (1,325)          (6,091)
  Currency translation adjustment                                      524,901          285,060
                                                                 -------------    -------------
                                                                       523,576          278,969
                                                                 -------------    -------------

(Loss) before minority interest                                       (390,383)        (883,591)

Minority interest                                                        2,638             --
                                                                 -------------    -------------

Net (loss)                                                       $    (387,745)   $    (883,591)
                                                                 =============    =============


Per share information:

 Weighted average shares outstanding - basic and fully diluted     195,364,616      163,540,000
                                                                 =============    =============

 Net (loss) per share - basic and fully diluted                  $       (0.00)   $       (0.01)
                                                                 =============    =============

          See accompanying notes to consolidated financial statements.

                                  Qualton, Inc.
                  (Formerly International Realty Group, Inc.)
                  Statement of Stockholders' Equity (Deficit)
                 For the Years Ended December 31, 2000 and 1999

                                             Common Stock                         Currency
                                      -------------------------     Paid In      Translation    Accumulated
                                         Shares        Amount       Capital      Adjustment       Deficit         Total
                                      -----------   -----------   -----------    -----------    -----------    -----------
Balance December 31, 1998             163,540,000   $   128,819   $      --      $      --      $  (197,549)   $   (68,730)

Net (loss) for the year                      --            --            --             --         (883,591)      (883,591)
                                      -----------   -----------   -----------    -----------    -----------    -----------

Balance December 31, 1999             163,540,000       128,819          --             --       (1,081,140)      (952,321)

Issuance of shares pursuant to
 a recapitalization                   126,260,704       126,261     4,658,402           --             --        4,784,663

Reclassification of paid in capital          --          34,721       (34,721)          --             --             --

Capital contributed by affiliate             --            --         100,000           --             --          100,000

Currency translation adjustment              --            --            --           (9,828)          --           (9,828)

Net (loss) for the year                      --            --            --             --         (387,745)      (387,745)
                                      -----------   -----------   -----------    -----------    -----------    -----------

Balance December 31, 2000             289,800,704   $   289,801   $ 4,723,681    $    (9,828)   $(1,468,885)   $ 3,534,769
                                      ===========   ===========   ===========    ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                                Qualton, Inc.
                 (Formerly International Realty Group, Inc.)
                    Consolidated Statements of Cash Flows
               For the Years Ended December 31, 2000 and 1999

                                                                  2000          1999
                                                              -----------    -----------
Net (loss)                                                    $  (387,745)   $  (883,591)
  Adjustments to reconcile net (loss) to net cash
  (used in) operating activities:
  Depreciation                                                     12,972        174,755
  Capital contribution of operating expenses                      100,000           --
Changes in assets and liabilities:
  (Increase) in accounts receivable                            (1,128,701)      (521,475)
  (Increase) decrease in inventories                              153,221       (102,150)
  (Increase) in receivable from affiliates                     (1,273,613)    (1,234,833)
  (Increase) decrease in other current assets                   1,333,835     (1,033,572)
  Decrease in other assets                                         36,500            586
  Increase in accounts payable and accrued expenses             1,346,646        718,578
  Increase in taxes payable                                        58,263      1,706,129
  Increase (decrease) in deferred revenue                        (281,667)       431,497
  (Decrease) in minority interest                                  (2,638)          --
  (Increase) in currency translation adjustment                    (9,828)          --
                                                              -----------    -----------
Net cash (used in) operating activities                           (42,755)      (744,076)
                                                              -----------    -----------

Cash flows from investing activities:
  Cash acquired in acquisition                                        465           --
  Acquisition of property and equipment                              --         (141,882)
                                                              -----------    -----------
Net cash provided by (used in) investing activities                   465       (141,882)
                                                              -----------    -----------

Cash flows from financing activities:
                                                              -----------    -----------
Net cash provided by financing activities                            --             --
                                                              -----------    -----------

Net (decrease) in cash                                            (42,290)      (885,958)

Beginning - cash and cash equivalents                             322,632      1,208,590
                                                              -----------    -----------

Ending - cash and cash equivalents                            $   280,342    $   322,632
                                                              ===========    ===========

Supplemental cash flow information:
  Cash paid for income taxes                                  $      --      $      --
                                                              ===========    ===========
  Cash paid for interest                                      $      --      $      --
                                                              ===========    ===========

Non cash investing and financing activities:
  Property and equipment exchanged for the reduction
   of payable to an affiliated company                        $   785,148    $      --
                                                              ===========    ===========
  Acquisition of net assets of subsidiary Company for stock   $ 4,784,198    $      --
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.

                                  Qualton, Inc.
                   (Formerly International Realty Group, Inc.)
                   Notes to Consolidated Financial Statements
                                December 31, 2000

NOTE 1 - ACCOUNTING POLICIES

Organization

Qualton, Inc. (formerly International Realty Group, Inc.) was incorporated under the laws of the State of Delaware on April 13, 1970. The Company's principal business is the management and operation of hotel properties located in Mexico. In addition, the Company holds land for development, primarily in Mexico. The Company intends to develop the properties into various resort and commercial developments and to market the developed properties.

On October 17, 2000, the Company acquired all of its issued and outstanding capital stock of Qualton Hotels and Resorts Corporation ("Qualton Hotels and Resorts") in exchange for 163,540,000 shares of common stock representing approximately 56% of the issued and outstanding common stock of Company. This reorganization will be accounted for as though it were a recapitalization of Qualton Hotels and Resorts, and sale by Qualton Hotels and Resorts, of 126,260,704 shares of common stock in exchange for the net assets of the Company.

The net assets of the Company consisted of the following:

               Real estate held for sale
                 or development                            $ 5,273,013
               Cash                                               465
               Accounts receivable                               1,169
               Other assets                                     40,315
               Current liabilities                            (448,151)
               Minority interest                               (82,148)
                                                           -----------
                                                           $ 4,784,663
                                                           ===========

The accompanying financial statements include the accounts of Qualton Hotels and Resorts for the year ended December 31, 1999 and the period from January 1, 2000 to October 17, 2000 and the consolidated accounts of Qualton, Inc. for the period from October 17, 2000 to December 31, 2000.

Consolidation Policy

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful lives of the assets.

                                  Qualton, Inc.
                   (Formerly International Realty Group, Inc.)
                   Notes to Consolidated Financial Statements
                                December 31, 2000

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of 3 months or less to be cash equivalents.

Revenue recognition

The Company's revenue is derived primarily from the operation of its hotel properties and consists primarily of the sale of all inclusive room and board packages. The Company records revenues from the sale of the hotel package when earned, which is when the customer completes their stay at the hotel property. Advances deposits and other unearned revenue is classified as deferred revenue in the accompanying balance sheet.

In addition, the Company earns revenue by providing various services and selling various products. Revenue from services and the sales of products is recorded at the time the service is provided or the product is delivered.

All of the Company's consolidated revenues are derived from its operations in Mexico.

Use of Estimates

The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Inventories

Inventories are stated the lower of cost or market, using an average cost method. Inventories consist principally of food, beverage and other supplies used in the Company's hotel operations.

Advertising Costs

The Company expenses all costs of advertising as incurred. Advertising costs included in selling, general and administrative expenses aggregated $1,306,405 and $1,382,146 for the years ended December 31, 2000 and 1999.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2000. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, and accounts and taxes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

                                  Qualton, Inc.
                   (Formerly International Realty Group, Inc.)
                   Notes to Consolidated Financial Statements
                                December 31, 2000

Impairment of Long Lived Assets

Long lived assets and certain identifiable intangibles held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Management has not identified any impairment losses as of December 31, 2000.

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

Net (Loss) per Common Share

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Segment Information

The Company follows SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information." Certain information is disclosed, per SFAS No. 131, based on the way management organizes financial information for making operating decisions and assessing performance.

Comprehensive Income

The Company follows SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. The currency translation adjustment represents the only item of other comprehensive income included in the accompanying financial statements.

Reclassifications

Certain amounts included in the accompanying consolidated financial statements from the previous year have been reclassified to conform to the current year's presentation.

                                  Qualton, Inc.
                   (Formerly International Realty Group, Inc.)
                   Notes to Consolidated Financial Statements
                                December 31, 2000

Recent Pronouncements

The FASB recently issued Statement No 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not expect the adoption of SFAS No. 133 to have a material impact on its earnings and financial position.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the Company's revenue recognition policies.

Note 2. CORPORATE OPERATIONS

HOTEL OPERATIONS

Qualton Hotels and Resorts

Qualton Hotels and Resorts was incorporated under the laws of the Republic of the Marshall Islands on September 4, 1996. Qualton Hotels and Resorts through its subsidiaries operate hotel properties in the cities of Ixtapa, Acapulco and Puerto Vallarta, Mexico. The Company owns 99% of the issued and outstanding shares of capital stock of Hotelera Qualton, S.A. de C.V. ("Hotelera Qualton").

Hotelera Qualton

Hotelera Qualton was incorporated under the laws of Mexico on September 18, 1992. The company's main corporate purpose is to process, consult, manage, build, purchase, sell, lease and perform any other kind transactions related to hotels, restaurants, bars, apartments or any other kind of tourism complexes and, in general, all matters related to promoting tourism. Hotelera Qualton owns 99.9% of the equity in two affiliated companies, as follows:

Impulsora Turistica de Acapulco, S.A. de C.V.

Impulsora Turistica de Acapulco, S.A. de C.V., was incorporated under the laws of Mexico on August 28, 1996. The company's main corporate purpose is to process,

                                  Qualton, Inc.
                   (Formerly International Realty Group, Inc.)
                   Notes to Consolidated Financial Statements
                                December 31, 2000

consult, manage, build, exploit, purchase, sell, lease, sublet and perform any other kind of lawful legal transactions related to all kinds of hotels, motels, restaurants, bars, apartments and, in general, all matters related to promoting tourism.

Impulsora Turistica de Ixtapa, S.A. de C.V.:

Impulsora Turistica de Ixtapa, S.A. de C.V., was incorporated under the laws of Mexico on August 20, 1998. The company's main corporate purpose is to process, consult, manage, build, exploit, purchase, sell, lease, sublet and perform any other kind of lawful legal transactions related to all kinds of hotels, motels, restaurants, bars, apartments and, in general, all matters related to promoting tourism.

The Company through these subsidiaries manages and operates three hotel properties pursuant to lease agreements (see Note 7) as follows:

         Puerto Vallerta - Hotelera Qualton

         Acapulco - Impulsora Turistica de Acapulco, S.A. de C.V.

         Ixtapa - Impulsora Turistica de Ixtapa, S.A. de C.V.

LAND DEVELOPMENT

The Company holds parcels of land for sale or future development located principally in Mexico. The Company intends to sell or develop these properties into resorts or commercial developments (see Note 3).

NOTE 3 - LAND HELD FOR FUTURE DEVELOPMENT

                     LOCATION                    ACREAGE             AMOUNT
                     --------                    -------             ------
                  Ixtapa, Mexico                       26           $ 4,534,513
                  Caye  Bokel, Belize                  87               456,400
                  Guanajuato, Mexico                  236               272,500
                  La Paz, Mexico                    3,451                 9,600
                                                                    ------------
                                                                    $ 5,273,013

Improvements amounting to $673,913 are included in the cost of land.

NOTE 4 - PROPERTY AND EQUIPMENT

During 2000 the Company exchanged property and equipment with a carrying value of $785,148 for the reduction of amounts due to affiliated companies aggregating $785,148. The affiliate currently permits the Company to use this equipment without charge for its hotel operations. The Company has charged the fair market value of $100,000 for the use of this equipment in 2000 to operations with a corresponding contribution to capital.

Depreciation charged to operations was $12,972 and $174,755 in 2000 and 1999.

                                  Qualton, Inc.
                   (Formerly International Realty Group, Inc.)
                   Notes to Consolidated Financial Statements
                                December 31, 2000

NOTE 5 - TAXES PAYABLE

At December 31, 2000 taxes payable consisted of the following:

                  VAT taxes                            $ 2,195,201
                  Employee revenue tax                     529,429
                  Other employee taxes                     301,392
                  Other                                    546,774
                                                       -----------
                                                       $ 3,572,796
                                                       ===========

The Company is currently negotiating the payment of $2,541,635 of the above taxes with the Treasury Secretary of Mexico. Under the proposed agreement certain significant shareholders of the Company would transfer real property, which they hold, to the Treasury Secretary of Mexico to satisfy the taxes. The Treasury Secretary of Mexico has indicated that the proposal will be acceptable subject to an appraisal of the property and certain other conditions.

NOTE 6 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes", which requires use of the liability method. FAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled, or realized.

The Company's deferred tax asset of approximately $370,000 resulting from net operating loss carryforwards is fully offset by a valuation allowance at December 31, 2000. The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income. The Company has net operating loss carry forwards aggregating approximately $1,100,000, which expires between 2005 and 2020.

The Company has not provided for federal income taxes on undistributed earnings of its foreign subsidiaries, which have been reinvested in their operations. If these earnings were distributed, net operating loss carryforwards and foreign tax credits available under current law would eliminate the resulting federal income tax liability.

The provision for income taxes differs from the amount computed by applying the statutory rate of 34% to income before income taxes due to the effect of the net operating loss.

                                  Qualton, Inc.
                   (Formerly International Realty Group, Inc.)
                   Notes to Consolidated Financial Statements
                                December 31, 2000

NOTE 7 - COMMITMENTS

Leases

The Company operates three hotel properties pursuant to three lease agreements, which commenced between September 1992 and January 1997 and expire between January 2007 and September 2022. The leases called for initial monthly payments aggregating approximately $220,000, which is adjusted for increases in the consumer price index.

Two of the leases are with entities controlled by affiliates of the Company and contain options to purchase the properties at terms and conditions to be negotiated between the parties. The Company believes that the lease payments made to these entities approximate fair market value.

Rent expense was $3,045,260 and $2,972,032 for the years ended December 31, 2000 and 1999.

Approximate future minimum lease payments related to operating leases is as follows:

           YEAR ENDED DECEMBER 31,                      AMOUNT
                  2001                              $   3,456,000
                  2002                                  3,456,000
                  2003                                  3,456,000
                  2004                                  3,456,000
                  2005                                  3,456,000
                  Thereafter                           29,832,000
                                                    -------------
                                                     $ 47,112,000
                                                    =============

Other Commitments

The Company provides for salaries and other employee benefits as required by Mexican law.

NOTE 8 - RELATED PARTY TRANSACTIONS

The amount classified as due to shareholder in the accompanying consolidated balance sheet of $193,245 represents unpaid salary due to a previous officer of the Company. The Company is disputing this amount.

The receivable from affiliated companies represents amounts due from affiliated companies for advances previously made.

The Company receives management support, administrative services and office facilities from an affiliated company. The Company, through its subsidiaries, pays a charge for these services of $22,500 per quarter, which management believes approximates the fair market value of the services provided.

NOTE 9 - STOCKHOLDERS' EQUITY

On January 8, 1999, the Company increased the authorized number of common shares from 100,000,000 to 450,000,000.

On October 17, 2000, the Company issued and delivered to Qualton Group Corporation 163,540,000 shares of the Company's Common Stock in connection with the Company's

                                  Qualton, Inc.
                   (Formerly International Realty Group, Inc.)
                   Notes to Consolidated Financial Statements
                                December 31, 2000


acquisition of all of the issued and outstanding capital stock of Qualton Hotels & Resorts Corporation. This transaction has been accounted for as though it were a recapitalization of Qualton Hotels and Resorts.

A former officer of the Company agreed to escrow 400,000 common shares as part of the purchase price for a subsidiary previously disposed of, which shares shall be released to the Company on February 24, 2003, provided however, that, if at any time prior to February 24, 2003 the cumulative fair market value of the escrowed shares exceeds $200,000, the officer shall have the right to adjust the number of escrowed shares deliverable to the Company downward. If the cumulative fair market value exceeds $200,000 the number of shares deliverable will be calculated by dividing $200,000 by the fair market value per share.

NOTE 10 - SEGMENT INFORMATION

The Company's operations are classified into two reportable segments that provide different products or services. Each business segment is subject to different management and marketing strategies. The reportable segments include hotel operations and land development.

Reportable Segments:

2000
                       Hotel Operations  Land Development      Other        Total
                       ----------------  ----------------   ----------   ------------
External Revenue         $ 18,929,523       $     -         $     -      $ 18,929,523
Depreciation and
  Amortization           $     12,972       $     -         $     -      $     12,972
Net (Loss)               $   (198,110)      $  (20,570)     $(169,065)   $   (387,745)
Assets                   $  8,111,326       $5,314,250      $     -      $ 13,425,576
Expenditures for
  long-lived assets      $       -          $     -         $     -      $       -

1999
                       Hotel Operations  Land Development      Other        Total
                       ----------------  ----------------   ----------   ------------
External Revenue         $ 18,086,126       $     -         $     -      $ 18,086,126
Depreciation and
  Amortization           $    174,755       $     -         $     -      $    174,755
Net (Loss)               $   (883,591)      $     -         $     -      $    (883,591)
Assets                   $  9,280,709       $     -         $     -      $   9,280,709
Expenditures for
  long-lived assets      $    141,882       $     -         $     -      $     141,882


The hotel operations segment derives its revenue principally from the sale of all inclusive hotel packages and by providing related services and products. The land development segment had no revenue generating operations during the periods presented. These are no material items of intersegment revenues, interest income or interest expense.

                                  Qualton, Inc.
                   (Formerly International Realty Group, Inc.)
                   Notes to Consolidated Financial Statements
                                December 31, 2000


Following is a reconciliation to the corresponding totals in the accompanying financial statements.

                                                      2000                      1999
                                                      ----                      ----
Revenues
Total for reportable segments                     $ 18,929,523             $ 18,086,126
Other segments                                            -                        -
                                                  ------------             ------------
                                                  $ 18,929,523             $ 18,086,126
                                                  ============             ============

(Loss)
Total for reportable segments                     $   (218,680)            $   (883,591)
Other segments                                        (169,065)                    -
                                                  ------------             ------------
                                                  $   (387,745)            $   (883,591)
                                                  ============             ============

Assets
Total for reportable segments                     $ 13,425,576             $  9,280,709
Other segments                                            -                        -
                                                  ------------             ------------
                                                  $ 13,425,576             $  9,280,709
                                                  ============             ============


Revenues from long-lived assets in the United States and other countries are as follows:

United States                                     $       -                $       -
Mexico                                              18,929,523               18,086,126
                                                  ------------             ------------
                                                  $ 18,929,523             $ 18,086,126
                                                  ============             ============

Substantially all of the Company's assets are located in Mexico.

Approximate revenues from similar products are as follows:

Hotel packages                                    $  16,311,981            $ 16,109,292
Other                                                 2,617,542               1,976,834
                                                  -------------            ------------
                                                  $  18,929,523            $ 18,086,126
                                                  =============            ============