Form 10QSB
period 2001-03-31
QUALTON INC
filed 2001-05-21
CIK 887310

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31st, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-20180

QUALTON, INC.

Delaware (State or other jurisdiction of incorporation or organization)	62-1277260 (I.R.S. Employer Identification No.)

Av. Constituyentes 647 México, DF. 11810, México
(Address of principal executive office)    (Zip Code)

01152 (5) 277-9211
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

The number of shares outstanding of each of Issuer's classes of common equity as of April 30, 2001.

Common Stock, par value $.001 Title of Class	289,800,704 Number of Shares

Transitional Small Business Disclosure Format Yes / /  No /x/

Qualton, Inc.

PART I: Financial Information

Item 1. Financial Statements

Qualton, Inc.

Consolidated Balance Sheet

March 31, 2001

(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$153,203
Accounts receivable	5,909,241
Inventories	333,200
Other current assets	470,700

Total Current Assets	6,866,344

Other Assets
Land held for development	5,273,013
Receivable from affiliates	2,131,186
Other	23,633

$14,294,176

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$4,682,786
Taxes payable	4,095,716
Deferred revenue	1,010,794
Due to shareholder	193,245

Total Current Liabilities	9,982,541

Minority Interest	79,512

Stockholders' Equity
Common stock, $.001 par value, 450,000,000 shares authorized, 289,800,704 shares issued and outstanding	289,801
Paid in capital	4,753,681
Accumulated deficit	(856,790)
Other comprehensive income:
Currency translation adjustment	45,431

4,232,123

$14,294,176

See accompanying notes to consolidated financial statements.

Qualton, Inc.

Consolidated Statements of Operations

For the Three Months Ended March 31, 2001 and 2000

(Unaudited)

	2001	2000
Revenue
Occupancy revenue	$4,707,316	$4,887,924
Other operating revenue	536,036	921,171

	5,243,352	5,809,095

Operating expenses:
Cost of goods and services	782,881	769,936
Operating expenses	2,633,824	2,991,158
Operating leases	770,012	762,083
General and administrative expenses	463,223	587,531

	4,649,940	5,110,708

Income from operations	593,412	698,387

Other (income) expense:
Other (income)	(10,907)	(304)
Currency translation adjustment	(7,776)	186,776

	(18,683)	186,472

Net income	$612,095	$511,915

Per share information:
Weighted average shares outstanding — basic and fully diluted	289,800,704	163,540,000

Net income per share — basic and fully diluted	$0.00	$0.00

See accompanying notes to consolidated financial statements.

Qualton, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2001 and 2000

(Unaudited)

	2001	2000
Cash flows from operating activities:
Net cash (used in) operating activities	$(127,139)	$(109,741)

Cash flows from investing activities:
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Net cash provided by financing activities	—	—

Net (decrease) in cash	(127,139)	(109,741)
Beginning — cash and cash equivalents	280,342	322,632

Ending — cash and cash equivalents	$153,203	$212,891

Supplemental cash flow information:
Cash paid for income taxes	$—	$—

Cash paid for interest	$—	$—

See accompanying notes to consolidated financial statements.

QUALTON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2001

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

    The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2000 and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.

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

(3) Impairment of Long Lived Assets

    Long lived assets and certain identifiable intangibles held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Management has not identified any impairment losses as of March 31, 2001.

(4) Income Taxes

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

    The Company's deferred tax asset resulting from net operating loss carryforwards is fully offset by a valuation allowance. The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

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

(5) Segment Information

    The Company's operations are classified into two reportable segments that provide different products or services. Each business segment is subject to different management and marketing strategies. The reportable segments include hotel operations and land development.

Reportable Segments:

	Hotel operations	Land development	Other	Total
2001
External Revenue	$5,243,352	$—	$—	$5,243,352
Depreciation and Amortization	$—	$—	$—	$—
Net income (loss)	$647,095	$—	$(35,000)	$612,095
Assets	$8,979,926	$5,314,250	$—	$14,294,176
Expenditures for long-lived assets	$—	$—	$—	$—
	Hotel operations	Land development	Other	Total
2000
External Revenue	$5,809,095	$—	$—	$5,809,095
Depreciation and Amortization	$—	$—	$—	$—
Net income	$511,915	$—	$—	$511,915
Assets	$8,390,794	$—	$—	$8,390,794
Expenditures for long-lived assets	$—	$—	$—	$—

    The hotel operations segment derives its revenue principally from the sale of all inclusive hotel packages and by providing related services and products. The land development segment had no revenue generating operations during the periods presented. These are no material items of intersegment revenues, interest income or interest expense.

    Following is a reconciliation to the corresponding totals in the accompanying financial statements.

	2001	2000
Revenues
Total for reportable segments	$5,243,352	$5,809,095
Other segments	—	—

	$5,243,352	$5,809,095

Income
Total for reportable segments	$647,095	$511,915
Other segments	(35,000)	—

	$612,095	$511,915

Assets
Total for reportable segments	$14,294,176	$8,390,794
Other segments

	$14,294,176	$8,390,794

    Revenues from long-lived assets in the United States and other countries are as follows:

United States	$—	$—
Mexico	5,243,352	5,809,095

	$5,243,352	$5,809,095

    Substantially all of the Company's assets are located in Mexico.

    Approximate revenues from similar products are as follows:

Hotel packages	$4,707,316	$4,887,924
Other	536,036	921,171

	$5,243,352	$5,809,095

Item 2. Management's Discussion and Analysis or Plan of Operations.

    The following discussion and analysis covers any material changes in financial condition since December 31, 2000 and material changes in the results of operations for the three months ended March 31, 2001, as compared to the same period in March 31, 2000 This discussion and analysis should be read in conjunction with Management's Discussion and Analysis and Results of Operations included in the Company's Form 10KSB for the year ended December 31, 2000. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those contained elsewhere in this report.

OVERVIEW

    The Company was incorporated in the State of Delaware on April 13, 1970. The Company's common stock is quoted on the OTC Bulletin Board under the symbol "QLTN", and its fiscal year ends on December 31. The Company's principal offices are located at Av. Constituyentes 647, Mexico, D.F. 11810, and its telephone number is 011-52-5277-9211.

    The Company engages in the business of hotel and resort property management and land development. On October 17, 2000, the Company acquired all of the issued and outstanding capital stock of Qualton Hotels & Resorts Corporation (the "Acquisition"). Qualton Hotels & Resorts Corporation, together with its subsidiaries Hotelera Qualton, S.A. de C.V., Impulsora Turística de Acapulco, S.A. de C.V. and Impulsora Turística de Ixtapa, S.A. de C.V., leases and manages the following three hotel and resort properties: Qualton Club & Spa Puerto Vallarta; Qualton Club Acapulco; and Qualton Club Ixtapa.

    The Company accounted for the Acquisition as though it were a recapitalization of Qualton Hotels & Resorts Corporation. Accordingly, the accompanying Consolidated Financial Statements include the: (i) accounts of Qualton Hotels and Resorts Corporation for the period ended March 31, 2000 (ii) the consolidated accounts of Qualton, Inc. for the period ended March 31, 2001.

    The Company owns or has a majority interest in three properties in Mexico and one property in Belize that it intends to develop for use in resort, residential and commercial applications. The development of these properties is contingent upon the Company's ability to obtain financing and the Company's determination of the applicable market conditions at the time of such financing.

    The Company currently relies principally upon revenues derived from its hotel and resort property management services conducted through Qualton Hotels & Resorts Corporation and its subsidiaries, and from potential additional revenues if the Company initiates its land development projects.

Results of operations

REVENUES: March 31, 2001 vs March 31, 2000

    The Company had consolidated net revenues of $5.2 million and $5.8 million for the three months ended March 31, 2001 and 2000, respectively, representing a decrease of $0.6 million or 9.7%. Revenues derived from "all-inclusive" guest services that are offered by the Company's hotel and resort facilities (i.e., fixed price rates for guests that include room, meals, beverages and extensive daytime and evening entertainment) decreased to $4.7 million from $4.9 million for the three months ended March 31, 2001 and 2000, respectively, representing a decrease of $0.2 million or 3.69%. Operating revenues that do not relate to "all-inclusive" guest services (e.g., telephone service, laundry services, rental fees for meeting rooms, natural health care treatments, sales from gift shops) decreased to $0.5 million from $0.9 million for the three months ended March 31, 2001 and 2000, respectively, representing a decrease of $0.4 million or 41.8%.

    The current year's decreases resulted primarily from lower demand in services clasiffied in "other operating revenues".

Expenses: March 31, 2001 vs March 31, 2000

    Total operating expenses for the three months ended March 31, 2001 were $4.6 million, compared to $5.1 million, for the three months ended March 31, 2000, representing a decrease of $0.5 million or 9.02%.

  •
  Costs of Goods and Services. The cost of goods and services include expenses for food, beverages, telephone service, laundry service and natural health care treatments. These expenses increased slightly to $782,881 from $769,936 for the three months ended March 31, 2001 as compared to March 31, 2000, or 1.68%.

  •
  Hotel and Resort Operating Expenses. The hotel and resort operating expenses include expenses for payroll, utilities and other expenses in operating and maintaining the Company's hotel and resort facilities. These expenses decreased to $2.6 million from $3.0 million for the three months ended March 31, 2001 as compared to March 31, 2000, representing a decrease of $0.4 million or 11.95%. This decrease resulted principally from slight decreases in payroll, food and beverages and maintenance expenses.

  •
  Operating Lease Payments. The operating lease payments were $770,012 and $762,083 for the three months ended March 31, 2001 and 2000, respectively, representing an increase of 1.04% that resulted principally from increases in the rental payments to adjust for inflation.

  •
  General and Administrative Expenses. General and administrative expenses were $0.5 million and $0.6 million for the three months ended March 31, 2001 and 2000, representing a decrease of $0.1 million or 21.2%. This decrease resulted from a continuous policy of decreasing the fees paid to external consultants and advisors that provide administrative support to the Company and its subsidiaries.

    In addition, the currency translation adjustment decreased to $(7,776) from $186,776 for the three months ended March 31, 2001 and 2000, respectively.

Net Income—2001 vs. 2000

    The Company had a consolidated net income of $612,095 for the three months ended March 31, 2001, as compared to net income of $511,915 for the three months ended March 31, 2000, an increase of $100,180 or 19.6%.

Liquidity and Capital Resources

Net Cash Used for Operating Activities

    Net cash used for operating activities were $127,139 and $109,741 for the three months ended March 31, 2001 and 2000, respectively.

Net Cash Used for Investing Activities

    No cash was provided by or used for investing activities in the three months ended March 31, 2001 and 2000.

Net Cash Used for Financing Activities

    No cash was provided by or used for financing activities in the three months ended March 31, 2001 and 2000.

Capital Resources

    The Company currently is financing its operations through cash flow derived from the Company's hotel and resort management services, and believes that the current cash flow from these services is sufficient to sustain the Company's operations over the next 9 months.

    The Company currently does not anticipate making capital expenditures to renovate and improve existing hotel or resort facilities, land or other properties or to build or acquire new hotel or resort facilities, land or other properties over the rest of the present year. Any renovations, improvements, purchases or acquisitions of hotel or resort facilities, land or other properties will require to Company to obtain additional debt or equity financing. There can be no assurance that any financing will be available to the Company on commercially reasonable terms, if at all.

Assets, Liabilities and Long-Term Debt

    At March 31, 2001 the Company had a balance of $5,909,241 in accounts receivable, $153,203 in cash, $2,958,719 in other assets and $5,273,013 of property at fair value held for development.

    At March 31, 2001, the Company's liabilities totaled $9,982,541 which includes liabilities relating to foreign operations, retained taxes, accounts payable and other outstanding obligations to existing creditors. Of the Company's total current liabilities, $4,095,716 relates to taxes payable by the Company. The Company currently is negotiating with the Treasury Secretary of Mexico regarding the payment of $2.5 million of the amount included in taxes payable through the delivery of certain parcels of land.

Currency Risk

    The Company is subject to risk of foreign exchange rates for its subsidiaries that use a foreign currency as their functional currency, or for assets or liabilities that are foreign currency denominated and are translated to U.S. dollars at each reporting period. The Company has made currency translation adjustments for its foreign operations, which are recognized as a component of stockholder's equity in the amount of $45,431 as set forth in the Company's Consolidated Balance Sheet dated March 31, 2001.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

    In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result", "are expected to", "will continue", "is anticipated", "estimated", "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among others, the following: (i) the Company's ability to obtain additional financing to implement its business strategy; (ii) real estate investment risks, including the potential for increases in real property taxes; (iii) real estate development risks, including obtaining building permits or necessary zoning changes, construction delays strikes, adverse weather conditions and other conditions beyond the control of the Company; (iv) illiquidity of real estate investments; (v) the financial condition of the Company's clients; (vi) imposition of new regulatory requirements affecting the Company; (vii) a downturn in general or local economic conditions where the Company owns or manages real property; (viii) the delay or failure to properly manage growth and successfully integrate acquired companies and operations; (ix) lack of geographic diversification; (x) effect of uninsured loss and (ix) other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission.

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

QUALTON, INC.
Date: May 21, 2001	By:	/s/ Jaime Serra Jaime Serra Chief Financial Officer (Principal Financial Officer)

QuickLinks

Index
  PART I: Financial Information
  Item 1. Financial Statements
Consolidated Balance Sheet
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis or Plan of Operations.
  Part II: Other Information
SIGNATURES