Form 10QSB
period 2001-06-30
QUALTON INC
filed 2001-08-14
CIK 887310

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(Mark One)
/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001
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
01152 (5) 093-1900 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

The number of shares outstanding of each of Issuer's classes of common equity as of June 30, 2001.

Common Stock, par value $.001 Title of Class	289,800,704 Number of Shares

Transitional Small Business Disclosure Format yes / /  no /x/

Qualton, Inc.
Index

Part I FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheet as of June 30th, 2001	2
	Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2001 and 2000	3
	Consolidated Statements of Cash Flows for the Six months Ended June 30, 2001 and 2000	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis or Plan of Operation	7
Part II. OTHER INFORMATION
Item 1.	Legal Proceedings	11
Item 2.	Changes in Securities and Use of Proceeds
Item 4.	Submission of Matter to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
Signatures		12

PART I:  Financial Information

Item 1.  Financial statements

Qualton, Inc.
Consolidated Balance Sheet
June 30, 2001
(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$116,988
Accounts receivable	4,307,725
Inventories	368,108
Other current assets	739,113

Total Current Assets	5,531,934

Other Assets
Land held for development	5,273,013
Receivable from affiliates	2,806,668
Other	23,632

$13,635,247

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$4,505,626
Taxes payable	4,579,461
Deferred revenue	684,138
Due to shareholder	193,245

Total Current Liabilities	9,962,470

Minority Interest	79,512

Stockholders' Equity
Common stock, $.001 par value, 450,000,000 shares authorized, 289,800,704 shares issued and outstanding	289,801
Paid in capital	4,783,681
Accumulated deficit	(1,355,068)
Other comprehensive income:
Currency translation adjustment	(125,149)

3,593,265

$13,635,247

See accompanying notes to consolidated financial statements.

Qualton, Inc.
Consolidated Statements of Operations
For the Three Months and Six Months Ended June 30, 2001 and 2000
(Unaudited)

	Three Months		Six Months
	2001	2000	2001	2000
Revenue
Occupancy revenue	$3,636,096	$3,626,480	$8,343,412	$8,514,404
Other operating revenue	238,845	495,566	785,788	1,416,737

	3,874,941	4,122,046	9,129,200	9,931,141

Operating expenses:
Cost of goods and services	604,359	587,069	1,387,240	1,357,005
Operating expenses	2,510,654	2,697,050	5,144,478	5,688,208
Operating leases	912,872	760,060	1,682,984	1,522,143
General and administrative expenses	367,743	474,595	830,866	1,062,126

	4,395,628	4,518,774	9,045,568	9,629,482

Income (loss) from operations	(520,687)	(396,728)	83,632	301,659

Other (income) expense:
Currency translation adjustment	(22,409)	(156,924)	(30,185)	29,548

	(22,409)	(156,924)	(30,185)	29,548

Net income (loss)	(498,278)	(239,804)	113,817	272,111
Other Comprehensive income:
Foreign currency translation adjustment	—	—	(115,321)	(14,348)

Comprehensive income (loss)	$(498,278)	$(239,804)	$(1,504)	$257,763

Per share information:
Weighted average shares outstanding—basic and fully diluted	289,800,704	163,540,000	289,800,704	163,540,000

Net income per share—basic and fully diluted	$(0.00)	$(0.00)	$0.00	$0.00

See accompanying notes to consolidated financial statements.

Qualton, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2001 and 2000
(Unaudited)

	2001	2000
Cash flows from operating activities:
Net cash (used in) operating activities	$(163,354)	$(158,102)
Cash flows from investing activities:
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Net cash provided by financing activities	—	—

Net (decrease) in cash	(163,354)	(158,102)

Beginning—cash and cash equivalents	280,342	322,632

Ending—cash and cash equivalents	$116,988	$164,530

Supplemental cash flow information:
Cash paid for income taxes	$—	$—

Cash paid for interest	$—	$—

See accompanying notes to consolidated financial statements.

Qualton, Inc.
Notes to Consolidated Financial Statements
June 30, 2001
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

(3)  Impairment of Long Lived Assets

    Long lived assets and certain identifiable intangibles held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Management has not identified any impairment losses as of June 30, 2001.

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

    Reportable Segments:

2001

	Hotel Operations	Land Development	Other	Total
External Revenue	$9,129,200	—	$—	$9,129,200
Depreciation and Amortization	$—	$—	$—	$—
Net income (loss)	$143,360	—	$(29,543)	$113,817
Assets	$8,318,919	$5,316,328	$—	$13,635,247
Expenditures for long-lived assets	$—	$—	$—	$—

2000

	Hotel Operations	Land Development	Other	Total
External Revenue	$9,931,141	$—	$—	$9,931,141
Depreciation and Amortization	$—	$—	$—	$—
Net income	$272,111	$—	$—	$272,111
Assets	$6,149,676	$—	$—	$6,149,676
Expenditures for long-lived assets	$—	$—	$—	$—

    The hotel operations segment derives its revenue principally from the sale of all inclusive hotel packages and by providing related services and products. The land development segment had no revenue generating operations during the periods presented. These are no material items of intersegment revenues, interest income or interest expense.

    Following is reconciliation to the corresponding totals in the accompanying financial statements.

	2001	2000
Revenues
Total for reportable segments	$9,129,200	$9,931,141
Other segments	—	—

	$9,129,200	$9,931,141

Income (loss)
Total for reportable segments	$143,360	$272,111
Other segments	(29,543)	—

	$113,817	$272,111

Assets
Total for reportable segments	$13,635,247	$6,149,676
Other segments	—	—

	$13,635,247	$6,149,676

    Revenues from long-lived assets in the United States and other countries are as follows:

United States	$—	$—
Mexico	9,129,200	9,931,141

	$9,129,200	$9,931,141

    Substantially all of the Company's assets are located in Mexico.

    Approximate revenues from similar products are as follows:

Hotel packages	$8,343,411	$8,514,404
Other	785,789	1,416,737

	$9,129,200	$9,931,141

Item 2.  Management's Discussion and Analysis or Plan of Operations.

    The following discussion and analysis covers any material changes in financial condition since December 31, 2000 and material changes in the results of operations for the six months ended June 30, 2001, as compared to the same period in June, 2000 This discussion and analysis should be read in conjunction with Management's Discussion and Analysis and Results of Operations included in the Company's Form 10KSB for the year ended December 31, 2000. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those contained elsewhere in this report.

OVERVIEW

    The Company was incorporated in the State of Delaware on April 13, 1970. The Company's common stock is quoted on the OTC Bulletin Board under the symbol "QLTN", and its fiscal year ends on December 31. The Company's principal offices are located at Av. Constituyentes 647, Mexico, D.F. 11810, and its telephone number is 011-52-50-93-1900.

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

    The Company accounted for the Acquisition as though it were a recapitalization of Qualton Hotels & Resorts Corporation. Accordingly, the accompanying Consolidated Financial Statements include the: (i) accounts of Qualton Hotels and Resorts Corporation for the period ended June 30, 2000 (ii) the consolidated accounts of Qualton, Inc. for the period ended June 30, 2001.

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

Results of operations

REVENUES:

    The Company had consolidated net revenues of $3.9 million and $9.1 million for the three and six months ended June 30, 2001 compared to $4.1 million and 9.9 million, for the three and six months ended June 30, 2000. Revenues derived from "all-inclusive" guest services that are offered by the Company's hotel and resort facilities (i.e., fixed price rates for guests that include room, meals, beverages and extensive daytime and evening entertainment) were $3.6 million and $8.3 million for the three an six months ended June 30, 2001 and $3.6 million and $8.5 million for the three and six months ended June 30, 2000. Operating revenues that do not relate to "all-inclusive" guest services (e.g., telephone service, laundry services, rental fees for meeting rooms, natural health care treatments, sales from gift shops) were $0.2 million and $0.8 million for the three and six months ended June 30, 2001 compared to $0.5 million and $1.4 million for the three and six months ended June 30, 2000.

    The current year's decreases resulted primarily from lower demand in services classified in "other operating revenues". We have a decreased of $0.6 million or 44.54% in other operating revenue comparing the six months ended June 30, 2001 versus the six months ended June 30, 2000.

Expenses

    Total operating expenses has been decreasing slightly, approximately 6% during the six months ended June 30, 2001.

    The expenses for the three and six months ended June 30, 2001 were $4.3 million and $9.0 million, compared to $4.5 million and $9.7 million for the three and six months ended June 30, 2000.

  •
  Costs of Goods and Services. The cost of goods and services include expenses for food, beverages, telephone service, laundry service and natural health care treatments. These expenses increased slightly during the first six months of 2001, as follows: $0.6 and $1.4 for the three and six months ended June 30, 2001 as compared to $0.6 million and $1.3 million for the three and six months ended June 30, 2000.

  •
  Hotel and Resort Operating Expenses. The hotel and resort operating expenses include expenses for payroll, utilities and other expenses in operating and maintaining the Company's hotel and resort facilities. These expenses decreased 9.5% during the six months ended June 30, 2001, compared with the six months ended June 30, 2000. For the three months and six months ended June 30, 2001 the operating expenses were $2.5 million and $5.1 million compared to $2.7 million and $5.7 million for the three and six months ended June 30, 2000. This decrease resulted principally from decreases in payroll, and maintenance expenses.

  •
  Operating Lease Payments. The operating lease payments were $0.9 million and $1.7 million for the three and six months ended June 30, 2001 compared to $0.8 million and $1.5 million for the three and six months ended June 30, 2000, representing an increase of 10.57%, during the six months of 2001. That resulted principally from increases in the rental payments to adjust for inflation.

  •
  General and Administrative Expenses. General and administrative expenses were $0.4 million and $0.8 million for the three and six months ended June 30, 2001 compared to $0.5 million and $1.0 for the three and six months ended June 30, 2000, representing a decrease of $0.2 million or 21.77% during the six months of 2001 This decrease resulted from the Company?s continuous policy of decreasing the fees paid to external consultants that provide administrative support

    In addition, the currency translation adjustment increased income to $30,185 from $22,409 for the three and six months ended June 30, 2001

Net Income

    The Company had a consolidated net loss of $498,278 and a net income of $113,817 for the three and six months ended June 30, 2001, as compared to net loss of $239,804 and a net income of $272,111 for the three and six months ended June 30, 2000, The company had a decrease in the net income during the six months ended June 30, 2001, compare to the six months ended June 30, 2000, due mainly to a decrease of 44.54% in other operating revenue, that was not compensated with the decrease in the operating expenses of 6.06%. And also because the Company had a decrease in the Hotel occupancy during the first six months of 2001, in relation with the Company budget, basically due to less tourist arriving from USA.

Liquidity and Capital Resources

Net Cash Used for Operating Activities

    Net cash used for operating activities were $163,354 and $158,102 for the six months ended June 30, 2001 and 2000, respectively.

Net Cash Used for Investing Activities

    No cash was provided by or used for investing activities in the six months ended June 30, 2001 and 2000.

Net Cash Used for Financing Activities

    No cash was provided by or used for financing activities in the six months ended June 30, 2001 and 2000.

Capital Resources

    The Company currently is financing its operations through cash flow derived from the Company's hotel and resort management services, and believes that the current cash flow from these services is sufficient to sustain the Company's operations over the rest of the present year.

    The Company currently does not anticipate making special capital expenditures to renovate and improve existing hotel or resort facilities, land or other properties or to build or acquire new hotel or resort facilities, land or other properties over the rest of the present year. Any renovations, improvements, purchases or acquisitions of hotel or resort facilities, land or other properties will require to Company to obtain additional debt or equity financing. There can be no assurance that any financing will be available to the Company on commercially reasonable terms, if at all.

Assets, Liabilities and Long-Term Debt

    At June 30, 2001 the Company had a balance of $4,307,725 in accounts receivable, $116,988 in cash, $3,937,521 in other assets and $5,273,013 of property at fair value held for development.

    At June 30, 2001, the Company's liabilities totaled $9,962,470, which includes liabilities relating to foreign operations, retained taxes, accounts payable and other outstanding obligations to existing creditors. Of the Company's total current liabilities, $4,579,461 relates to taxes payable by the Company. The Company currently is negotiating with the Treasury Secretary of Mexico regarding the payment of $2.5 million of the amount included in taxes payable through the delivery of certain parcels of land.

Currency Risk

    The Company is subject to risk of foreign exchange rates for its subsidiaries that use a foreign currency as their functional currency, or for assets or liabilities that are foreign currency denominated and are translated to U.S. dollars at each reporting period. The Company has made currency translation adjustments for its foreign operations, which are recognized as a component of stockholder's equity in the expense amount of $125,149 as set forth in the Company's Consolidated Balance Sheet dated June 30, 2001.

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

QUALTON, INC.
Date: August 10, 2001	By:	/s/ JAIME SERRA Jaime Serra Chief Financial Officer (Principal Financial Officer)

QuickLinks

Index
  PART I: Financial Information
  Item 1. Financial statements
Consolidated Balance Sheet
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
  (1) Basis Of Presentation
  (2) Earnings Per Share
  (3) Impairment of Long Lived Assets
  (4) Income Taxes
  (5) Segment Information
  Item 2. Management's Discussion and Analysis or Plan of Operations.
  Part II: Other Information
  Item 1: Legal Proceedings
  Item 2: Changes in Securities
  Item 4: Submission of Matters to a Vote of Security Holders
  Item 5: Other information
  Item 6: Exhibits and Reports
SIGNATURES