Form 10QSB
period 2001-09-30
QUALTON INC
filed 2001-11-14
CIK 887310

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

    The number of shares outstanding of each of Issuer's classes of common equity as of September 30, 2001.

Common Stock, par value $.001 Title of Class	289,800,704 Number of Shares

Transitional Small Business Disclosure Format   Yes / /  No /x/

Qualton, Inc.

PART I: Financial Information

Item 1. Financial statements

Qualton, Inc.

Consolidated Balance Sheet

September 30, 2001

(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$137,265
Accounts receivable	4,079,384
Inventories	318,683
Other current assets	678,903

Total Current Assets	5,214,235

Other Assets
Land held for development	5,273,013
Receivable from affiliates	2,923,086
Other	23,633

$13,433,967

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$4,269,127
Taxes payable	4,571,899
Deferred revenue	495,111
Due to shareholder	193,245

Total Current Liabilities	9,529,382

Minority Interest	79,512

Stockholders' Equity
Common stock, $.001 par value, 450,000,000 shares authorized, 289,800,704 shares issued and outstanding	289,801
Paid in capital	4,813,681
Accumulated deficit	(1,392,397)
Other comprehensive income:
Currency translation adjustment	113,988

3,825,073

$13,433,967

See accompanying notes to consolidated financial statements.

Qualton, Inc.

Consolidated Statements of Operations

For the Three Months and Nine Months Ended September 30, 2001 and 2000

(Unaudited)

	Three Months		Nine Months
	2001	2000	2001	2000
Revenue
Occupancy revenue	$3,950,296	$4,221,811	$12,293,708	$12,736,215
Other operating revenue	338,443	424,161	1,124,231	1,840,898

	4,288,739	4,645,972	13,417,939	14,577,113

Operating expenses:
Cost of goods and services	678,871	650,389	2,066,111	2,007,394
Operating expenses	2,487,750	2,834,608	7,632,228	8,522,816
Operating leases	603,104	607,881	2,286,088	2,130,024
General and administrative expenses	526,158	672,471	1,357,024	1,734,597

	4,295,883	4,765,349	13,341,451	14,394,831

Income (loss) from operations	(7,144)	(119,377)	76,488	182,282

Other (income) expense:
Currency translation adjustment	—	277,500	—	307,048

	—	277,500	—	307,048

Net income (loss)	(7,144)	(396,877)	76,488	(124,766)
Other Comprehensive income:
Foreign currency translation adjustment.	239,137	—	123,816	—

Comprehensive income (loss)	$231,993	$(396,877)	$200,304	$(124,766)

Per share information:
Weighted average shares outstanding — basic and fully diluted	289,800,704	163,540,000	289,800,704	163,540,000

Net income per share — basic and fully diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

See accompanying notes to consolidated financial statements.

Qualton, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2001 and 2000

(Unaudited)

	2001	2000
Cash flows from operating activities:
Net cash (used in) operating activities	$(143,077)	$(250,539)

Cash flows from investing activities:
Net cash (used in) investing activities	—	(11,727)

Cash flows from financing activities:
Net cash provided by financing activities	—	—

Net (decrease) in cash	(143,077)	(262,266)
Beginning — cash and cash equivalents	280,342	322,632

Ending — cash and cash equivalents	$137,265	$60,366

See accompanying notes to consolidated financial statements.

QUALTON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
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

(3)
Impairment of Long Lived Assets

    Long lived assets and certain identifiable intangibles held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Management has not identified any impairment losses as of September 30, 2001.

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

    The Company's deferred tax asset resulting from net operating loss carry forwards is fully offset by a valuation allowance. The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

    The Company has not provided for federal income taxes on undistributed earnings of its foreign subsidiaries, which have been reinvested in their operations. If these earnings were distributed, net operating loss carry forwards and foreign tax credits available under current law would eliminate the resulting federal income tax liability.

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

    Reportable Segments:

2001

	Hotel operations	Land development	Other	Total
External Revenue	$13,417,939	$—	$—	$13,417,939
Depreciation and Amortization	$—	$—	$—	$—
Net income (loss)	$118,797	$—	$(42,309)	$76,488
Assets	$8,119,536	$5,314,431	$—	$13,433,967
Expenditures for long-lived assets	$—	$—	$—	$—

2000

	Hotel operations	Land development	Other	Total
External Revenue	$14,577,113	$—	$—	$14,577,113
Depreciation and Amortization	$—	$—	$—	$—
Net income (loss)	$(124,766)	$—	$—	$(124,766)
Assets	$6,192,856	$—	$—	$6,192,856
Expenditures for long-lived assets	$—	$—	$—	$—

    The hotel operations segment derives its revenue principally from the sale of all inclusive hotel packages and by providing related services and products. The land development segment had no revenue generating operations during the periods presented. These are no material items of intersegment revenues, interest income or interest expense.

    Following is reconciliation to the corresponding totals in the accompanying financial statements.

	2001	2000
Revenues
Total for reportable segments	$13,417,939	$14,577,113
Other segments	—	—

	$13,417,939	$14,577,113

Income (loss)
Total for reportable segments	$118,797	$(124,766)
Other segments	(42,309)	—

	$76,488	$(124,766)

Assets
Total for reportable segments	$13,433,967	$6,192,856
Other segments	—	—

	$13,433,967	$6,192,856

Revenues from long-lived assets in the United States and other countries are as follows:

United States	$—	$—
Mexico	13,417,939	14,577,113

	$13,417,939	$14,577,113

    Substantially all of the Company's assets are located in Mexico.

    Approximate revenues from similar products are as follows:

Hotel packages	$12,293,708	$12,736,215
Other	1,124,231	1,840,898

	$13,417,939	$14,577,113

Item 2. Management's Discussion and Analysis or Plan of Operations.

    The following discussion and analysis covers any material changes in financial condition since December 31, 2000 and material changes in the results of operations for the nine months and three months ended September 30, 2001, as compared to the same periods in September, 2000 This discussion and analysis should be read in conjunction with Management's Discussion and Analysis and Results of Operations included in the Company's Form 10KSB for the year ended December 31, 2000. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those contained elsewhere in this report.

OVERVIEW

    The Company was incorporated in the State of Delaware on April 13, 1970. The Company's common stock is quoted on the OTC Bulletin Board under the symbol "QLTN", and its fiscal year ends on December 31, 2001. The Company's principal offices are located at Av. Constituyentes 647, Mexico, D.F. 11810, and its telephone number is 011-52-50-93-1900.

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

    The Company accounted for the Acquisition as though it were a recapitalization of Qualton Hotels & Resorts Corporation. Accordingly, the accompanying Consolidated Financial Statements include the: (i) accounts of Qualton Hotels and Resorts Corporation for the period ended September 30, 2000 and (ii) the consolidated accounts of Qualton, Inc. for the period ended September 30, 2001.

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

Results of operations

REVENUES:

    The Company had consolidated net revenues of $4.3 million and $13.4 million for the three and nine months ended September 30, 2001 compared to $4.6 million and $14.6 million, for the three and nine months ended September 30, 2000. This represents an accumulated decrease of $1.2 million and a decreased of $0.3 million for the three months Revenues derived from "all-inclusive" guest services that are offered by the Company's hotel and resort facilities (i.e., fixed price rates for guests that include room, meals, beverages and extensive daytime and evening entertainment) were $4.0 million and $12.3 million for the three and nine months ended September 30, 2001 and $4.2 million and $12.7 million for the three and nine months ended September 30, 2000. This represent an accumulated decrease of $0.5 million and a decreased of $0.2 million for the three months, this is mainly due to an accumulated decrease in the occupation rate in the Hotels of Puerto Vallarta and Ixtapa. Qualton Club Acapulco achieved a slight increase in occupancy rates, as shown in the following table

	Comparative accumulated figures for the nine months ended September 30, 2001 and 2000
	Qualton Club & SPA Puerto Vallarta		Qualton Club Acapulco		Qualton Club Ixtapa
	2001	2000	2001	2000	2001	2000
Available Rooms	59,514	59,732	65,520	65,760	40,950	41,250
Occupied Rooms	45,970	48,600	43,640	42,315	27,120	29,930
% Occupancy	77.24%	81.36%	66.61%	64.35%	66.23%	72.56%

    Operating revenues that do not relate to "all-inclusive" guest services (e.g., telephone service, laundry services, rental fees for meeting rooms, natural health care treatments, sales from gift shops) were $0.3 million and $1.1 million for the three and nine months ended September 30, 2001 compared to $0.4 million and $1.8 million for the three and nine months ended September 30, 2000. The company has a significant decrease in these revenues of $0.1 and $0.7 million dollars as compared to the previous periods of 20.2% and 38.9% because of the decrease in occupancy discussed above.

Expenses

    Total operating expenses has been decreasing slightly, approximately 7.3% during the nine months ended September 30, 2001. The expenses for the three and nine months ended September 30, 2001 were $4.3 million and $13.3 million, compared to $4.8 million and $14.4 million for the three and nine months ended September 30, 2000. The breakdown of these expenses is as follows:

  •
  Costs of Goods and Services. The cost of goods and services include expenses for food, beverages, telephone service, laundry service and natural health care treatments. These expenses increased slightly during the first nine months of 2001, as follows: $0.7 and $2.1 for the three and nine months ended September 30, 2001 as compared to $0.7 million and $2.0 million for the three and nine months ended September 30, 2000.

  •
  Hotel and Resort Operating Expenses. The hotel and resort operating expenses include expenses for payroll, utilities and other expenses in operating and maintaining the Company's hotel and resort facilities. These expenses decreased 10.45% during the nine months ended September 30, 2001, compared with the nine months ended September 30, 2000. For the three months and nine months ended September 30, 2001 the operating expenses were $2.5 million and $7.6 million compared to $2.8 million and $8.5 million for the three and nine months ended September 30, 2000. This decrease resulted principally from decreases in payroll, maintenance and food and beverage departments.

  •
  Operating Lease Payments. The operating lease payments were $0.6 million and $2.3 million for the three and nine months ended September 30, 2001 compared to $0.6 million and $2.1 million for the three and nine months ended September 30, 2000, representing an increase of 7.33%, during the nine months of 2001. That resulted principally from increases in the rental payments to adjust for inflation.

  •
  General and Administrative Expenses. General and administrative expenses were $0.5 million and $1.4 million for the three and nine months ended September 30, 2001 compared to $0.7 million and $1.7 for the three and nine months ended September 30, 2000, representing a decrease of $0.3 million or 21.7% during the nine months of 2001 This decrease resulted from the Company's continuous policy of decreasing the fees paid to external consultants that provide administrative support

Income from Operations

    The Company had loss from operations of $7,144 and an income from operations of $76,488 for the three and nine months ended September 30, 2001, as compared to a loss of from operations of $119,377 and an income from operations of $182,282 for the three and nine months ended September 30, 2000, The company had a decrease in the income from operations of $105,794 during the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000, due mainly to a decrease of 8% in the revenues, that were not compensated with the decrease in the operating expenses of 7%.

Liquidity and Capital Resources

Net Cash Used for Operating Activities

    Net cash used for operating activities were $143,077 and $250,539 for the nine months ended September 30, 2001 and 2000.

Net Cash Used for Investing Activities

    Net cash used for Investing Activities were $0 and 11,727 for the nine months ended September 30, 2001 and 2000.

Net Cash Used for Financing Activities

    No cash was provided by or used for financing activities in the nine months ended September 30, 2001 and 2000.

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

Assets, Liabilities and Long-Term Debt

    At September 30, 2001 the Company had a balance of $4,079,384 in accounts receivable, $137,265 in cash, $3,944,305 in other assets and $5,273,013 of property held for development.

    At September 30, 2001, the Company's liabilities totaled $9,529,382, which includes liabilities relating to foreign operations, retained taxes, accounts payable and other outstanding obligations to existing creditors. Of the Company's total current liabilities, $4,571,899 relates to taxes payable by the Company. The Company currently is negotiating with the Treasury Secretary of Mexico regarding the payment of $2.5 million of the amount included in taxes payable through the delivery of certain parcels of land.

Currency Risk

    The Company is subject to risk of foreign exchange rates for its subsidiaries that use a foreign currency as their functional currency, or for assets or liabilities that are foreign currency denominated and are translated to U.S. dollars at each reporting period. The Company has made currency translation adjustments for its foreign operations, which are recognized as a component of stockholder's equity of $113,988 as set forth in the Company's Consolidated Balance Sheet dated September 30, 2001.

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

QUALTON, INC.

Date: November 12, 2001	By:	/s/ JAIME SERRA Jaime Serra Chief Financial Officer (Principal Financial Officer)

QuickLinks

Index
Consolidated Balance Sheet
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES